Form 10KSB
period 2001-07-31
INVENTOY COM INC
filed 2001-10-29
CIK 1136609

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                      For Fiscal Year Ended: July 31, 2001

                                       OR

    |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

       For the transition period from ________________ to ________________

       Commission file number 333-61714

                                  Inventoy.com
              -----------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             Delaware                                            13-418563
 ---------------------------------                           -------------------
   (State or other jurisdiction                                (IRS Employer
 of incorporation or organization)                           Identification No.)

       6786 Willowood Drive, Suite G1006, Boca Raton, Florida       33434
--------------------------------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)

Issuer's telephone number (561) 482-6952
                         -------------------------------------------------------

Securities registered under Section 12(b) of the Act: None
                                                     ---------------------------

Securities registered under Section 12(g) of the Act: Common Stock, par value
                                                      $0.001 per share
                                                     ---------------------------

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State registrant's revenues for its most recent fiscal year: None.

      As of October 22, 2001 there were 5,211,000 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these shares, 1,601,000, approximately 31%, are held by non-affiliates of the registrant. The registrant's common stock has never traded on any public market and has never received any bids and therefore the registrant is unable to estimate the market value of its common stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page
                                                                            ----

        Forward-Looking Statements...........................................4

  PART I

     1.  Description of Business.............................................4

     2.  Description of Property.............................................7

     3.  Legal Proceedings...................................................8

     4.  Submission of Matters to a Vote of Security Holders.................8

  PART II

     5.  Market for Common Equity and Related Stockholder Matters............8

     6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................9

     7.  Financial Statements................................................10

     8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................10

  PART III

     9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................10

     10.  Executive Compensation.............................................12

     11.  Security Ownership of Certain Beneficial Owners and Management.....12

     12.  Certain Relationships and Related Transactions.....................13

     13.  Exhibits and Reports on Form 8-K...................................14

                           FORWARD-LOOKING STATEMENTS

      Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      Inventoy.com, Inc. was incorporated August 11, 1999 in the state of Delaware. We seek to license toy designs to toy manufacturers and to act as a toy inventor's agent in licensing toy designs developed by others. Our licensing efforts will begin with 27 toy designs which we acquired from Kaplan Design Group, a New Jersey general partnership. Our president, Ed Kaplan, is a ten percent partner of Kaplan Design Group and his sons Douglas Kaplan, our Secretary, and Michael Kaplan are each forty-five percent partners. We expect to market these toy designs by both direct meetings with toy manufacturers' representatives and through a web site that will give the manufacturers an opportunity to review pictures and descriptions of new inventions at a single source to decide whether a face-to-face meeting would be useful. In both face-to-face meetings and disclosure of toy designs over the Internet, a submission sheet will be used that describes the toy design and who the authorized manufacturer is who is viewing the toy design. We have had no operations to date.

      Initially we will look at the toy design concept to see if it makes sense or has been done before. Then we will evaluate the toy design to determine if it is something we think a toy manufacturer and retailer can and would manufacture and market. Then we will evaluate whether the toy design is expandable into a brand, whether it may be suitable for a series of related toys.

Industry Background

      We believe that the business of most toy companies relies on the continuing development of new products as well as the redesigning of existing products for continuing market acceptance. We believe that the leading toy companies maintain a staff of designers, artists, model makers and engineers, and that much of this work is performed by that staff internally. However, we believe that most leading toy manufacturers also deal with a number of independent toy designers.

      We believe that in recent years, the toy industry has experienced rapid consolidation. This is in part because the manufacturers want to offer a range of products across a broader variety of categories. The toy industry is also experiencing a shift toward greater consolidation of retail distribution channels, such as large specialty toy stores and discount retailers, including Toys R Us, Wal-Mart, Kmart and Target, which have increased their overall share of the retail market. Large retailers in turn are relying more and more on the large toy companies because of their financial stability and ability to support products through advertising and promotion and to distribute products on a national basis.

      We believe that the larger toy companies have pursued a strategy of focusing on core product lines. Core product lines are those lines that are expected to be marketed for an extended period of time, and that historically provided relatively consistent growth in sales and profitability. By focusing on core product lines, toy manufacturers have been able to reduce their reliance on new product introductions and the associated risk and volatility. The combination of fewer manufacturers and decreased emphasis on new designs rather than the tried and true means that the independent toy inventor has fewer and fewer outlets for his inventions, and that each outlet is larger and therefore more difficult to "break into." We believe that these trends make the role of the inventor's agent increasingly important if a new design is to reach the marketplace. Larger manufacturers, particularly, maintain large internal development staffs, and getting a new idea before the decision-makers increasingly require an introduction by someone with a track record in the industry.

      We believe that rights to designs and ideas developed by independent toy designers are usually acquired on an exclusive basis. Licensing agreements generally require the manufacturer to pay the designer a royalty on the manufacturer's net sales of the item. The royalty agreements usually also provide for advance royalties and minimum guarantees to the designer.

The Role of a Toy Inventor's Agent

      We believe that the vast majority of new toy designs developed outside the large toy manufacturers are developed by professional toy inventors. However, a significant number of new designs do come from amateur inventors. Some of these inventors may have developed only a single product, and most of them don't have experience in dealing with toy manufacturers. We believe that for a variety of reasons the major toy manufacturers prefer to deal through a broker in negotiating arrangements with amateur inventors. We believe that many amateur inventors often suspect that the manufacturer may "steal" his or her invention once it is disclosed. However, often when a concept is presented to a toy manufacturer, the manufacturer has seen the idea before or has developed itself. The manufacturer will state this, usually in writing on a disclosure form. Toy agents and professional inventors are accustomed to this process; and there is a level of trust. We believe that an amateur, on the other hand, often doesn't trust the toy manufacturer and may think his or her idea has been stolen if it shows up on toy shelves the next year. The result is often a lawsuit with the toy manufacturer being portrayed as the "big company" against the "little guy." There is always a risk that a jury will side with the "little guy" no matter what the facts may be. An experienced toy agent is accustomed to the process by which existing inventions are disclosed and as an outsider can explain to the new inventor that if a toy manufacturer steals ideas from toy agents and professional inventors the manufacturer will stop having access to new ideas from this important source.

      In addition, we believe that the inventor may have unrealistic expectations concerning the potential value of his invention or may underestimate the amount of additional, development plans required to bring to market. The professional toy agent is familiar with the process of developing the invention from the initial idea through the completion of a prototype. The toy agent also knows the prevailing amounts of royalties and other practices in the industry. The toy agent can independently confirm to the inventor the problems that may be facing the manufacturer in bringing the idea to market, or, if appropriate, persuade the manufacturer that a higher royalty is appropriate.

Sources of Revenue

      We expect to earn money primarily from two sources. First, we will seek to license the inventory of 27 toy designs we currently have and possibly additional designs that may be developed by Ed Kaplan in the future. Second, we will receive a portion of the royalties paid to the inventors we expect to represent as agent. Additionally, we will also seek revenue from the sale of banner ads on the web page we are planning to create. We expect that any revenue from the sale of banner ads to be minimal.

      We believe that toy inventors usually are paid for their inventions through a royalty on sales of the products they design. We believe that typical royalties range from 3% to 10% of the wholesale price charged by the manufacturer, with most royalties falling at or near 5%. The royalty is based on the price the manufacturer charges to its customers -- usually the wholesale cost. Manufacturers also pay advances, sometimes called earnest money, to show that they are committed to the idea. Usually the advance is based on the royalties that would be earned in the first quarter of shipments. We believe that typically the advance ranges from $5,000 to $50,000. The advance is subtracted from future royalties. Generally, royalties are paid quarterly.

      Where we are licensing our own inventions, we will receive the entire royalty. Where we are acting as a broker for another inventor, our percentage will be subject to negotiation with the inventor. We believe that it will generally range from 40% to 50% of the royalty received by the inventor, with the actual percentage negotiated on a case-by-case basis depending upon, among other things, the amount of assistance we have to give the inventor in order to bring his product to a marketable state.

Selection Criteria

      Toy designs for which we will act as agent will be selected based primarily on our judgment of the chances of their achieving commercial success and yielding significant royalties. Considerations will include how unique the toy design is, the likelihood of getting meaningful patent protection, the amount of any additional work required to bring the designs to a production stage and management's subjective "feel" for whether the design is in line with current consumer desires. These same considerations will affect the prominence we give to a particular design on our Web pages and the degree of effort put into marketing that design to toy manufacturers.

Importance of Relationships and Reputation

      We believe that one of the most important factors that will make our business succeed or fail is the reputation of our president. One of the key hurdles faced by any independent toy inventor is getting his design before the appropriate decision maker at the manufacturer's level. We believe that an inventor with an established track record in the field is far more likely to be able to get the attention of these decision makers in order to present new designs. In addition, our experience is that knowing the key decision makers on a personal level goes a long way toward successfully arranging a personal meeting to present new designs. Our president, Ed Kaplan, has been a toy manufacturing executive for 26 years and ran a toy design company for 16 years, and is well known to most of the major toy manufacturers.

Employees

      As of October 22, 2001 we had no employees, other than our two officers and directors, Ed Kaplan and Douglas Kaplan, and director Ron Beit-Halachmy.

ITEM 2. DESCRIPTION OF PROPERTY

      At present, we own no real property. We are currently operated out of Ed Kaplan's home in Boca Raton, Florida. We believe our present office space will be adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      There is no public trading market on which our common stock is traded. We have engaged a broker/dealer to file a Form 211 with the National Association of Securities Dealers in order to allow the quote of our common stock on the NASD Over the Counter-Bulletin Board (OTCBB). There is no assurance that our common stock will be included on the OTCBB.

Holders

      As of October 22, 2001 there are approximately 47 record holders of our common stock.

Dividends

      We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Recent sales of securities

      None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements involving risks and uncertainties based on our current expectations and the development of our business. All statements in this registration statement related to our intended business plans, prospective financial operations and expected future growth or profitability constitute forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Our actual results may differ significantly from those anticipated or expressed in these statements. You should read the following discussion and analysis in conjunction with the audited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

Overview

      Inventoy was incorporated on August 11, 1999, and seeks to license toy designs to toy manufacturers and to act as a toy inventor's agent in licensing toy designs developed by others. Additionally Inventoy will seek revenue from the sale of banner ads on the web page it plans to create. However, the expectation is that any revenue from the sale of banner ads will be minimal. Inventoy's licensing efforts begin with twenty-seven toy designs which were acquired from Kaplan Design Group, a New Jersey general partnership. Inventoy expects to market those toy designs by both direct meetings with toy manufacturers' representatives as well as through a website that will give the manufacturers an opportunity to review pictures and descriptions of new inventions at a single source to decide whether a fact-to-face meeting would be useful.

      Inventoy's plan of operations for the next twelve months includes hiring a web designer to build Inventoy's web page, and soliciting new toy designs. The web page will take approximately four months build and cost approximately $25,000. We plan to hire a web designer later this year. We will rely on Ed Kaplan and Doug Kaplan's contacts in the toy industry to solicit new toy designs. We plan for the web page to also solicit new toy designs. Also, during the next twelve months Ed Kaplan will market Inventoy's current toy designs directly to toy manufactures' representatives.

      From its inception to the time of filing this registration statement, Inventoy has been developing its business and had no operations. Inventory believes that it will not need to raise additional funds in the next twelve months.

Intellectual Property

      We have no trademark, copyright or patent protection at this time. None of the designs we own are protected by patent protection. Generally, while some toy designs may be entitled to patent protection, the majority of toy designs will not meet the criteria for a utility patent protection. Some designs may be eligible for a limited degree of protection provided by design patents. However, in general most designs are protected only under the law of trade secrets. Under the law of trade secrets, the secret is legally protected only for so long as it is not disclosed to others other than by someone under an obligation to maintain its secrecy.

Competition

      We expect to face intense competition both in our efforts to market new toy inventions to toy manufacturers and in our efforts to get new inventor customers for whom we can act as agent. There are several other companies seeking to assist toy inventors, one of the more successful companies is Haystack Toy Company. Insofar as marketing toy designs to the manufacturers is concerned, the major competition will be from the manufacturers' own in-house design departments. There are also approximately 150 independent toy design companies, many of which are sole proprietorships. The principal bases on which industry participants compete is on the perceived value of the toy design concept and the likelihood of it being manufactured and marketed.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers, Directors and Key Employees

      The following table sets forth certain information regarding our executive officers, directors and key employees.

       Name             Age    Position
       ----             ---    --------

Ed Kaplan               68     Chairman of the Board, President, CEO, Treasurer

Douglas Kaplan          30     Secretary, Vice President of Marketing and
                               Director

Ron Beit-Halachmy       28     Director

Management

      The directors have been elected by the present shareholders and will serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the board of directors.

      Our directors and executive officers are:

      Ed Kaplan, president, treasurer and director, age 67, has been the president, treasurer and director since our formation. Ed Kaplan serves at the pleasure of the board of directors. Ed Kaplan has been in the toy industry since 1957. From 1957 to 1978 he was COO of Knickerbocker Toy, from 1978 to 1984 he was president and CEO of Amtoy, a division of American Greeting. Ed Kaplan has been a partner of Ed Kaplan Associates, a toy design and licensing general partnership since 1985, and a partner of Kaplan Design Group, a general partnership with no operations and no assets (other than stock in Inventoy). He will be working for Inventoy part-time approximately 20 hour per week. Ed Kaplan received his B.S. in Science from Brooklyn College, City University in 1955.

      Douglas Kaplan, secretary and director, age 30, has been secretary and director since our formation. Douglas Kaplan serves at the pleasure of the board of directors. He has been in the toy industry since 1993. From 1993 to 1998 he was director of marketing for Ed Kaplan Associates. At Ed Kaplan Associates he presented and sold toy concepts to most of the major and minor toy companies. His responsibilities at Inventoy will include presentation of new toy concepts and billing toy companies for royalties owed. He is also a partner of Ed Kaplan Associates and Kaplan Design Group. From 1998 to 2001 he was a commercial real estate salesman with Winick Realty Group in New York City. Since September of 2000 Douglas Kaplan has been employed full time as an equity trader at Schonfeld Securities in New York City. He will be working at Inventoy part-time, approximately 40 hours per month. He received his B.A. from the University of Wisconsin-Madison in 1993.

      Ron Beit-Halachmy, director, age 28, has been a director since July, 2001. Since 1994, he has served as Vice President of Latham Properties, a real estate development firm that has assets in New York, New Jersey, and Florida. Also since 1994 he has served as President of Latham Management Company, a real estate management company with operations in the New York metropolitan area. He received his J.D. at New York School in 1997 and B.A. at the University of Wisconsin-Madison in 1994.

      The board of directors currently does not have a procedure in place to deal with possible conflicts of interests.

Board Meetings and Committees

      Meetings of our Board of Directors may be held from time to time to consider matters for which its approval is desirable or is required by law. Our Board of Directors did not meet during its fiscal year ended July 31, 2001 and acted by written consent on several matters. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

16(a) Beneficial Ownership Reporting Compliance

      To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended July 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officers' Compensation

      We have not commenced paying any of our officers any salaries or fees. We have not adopted any plan providing for stock appreciation rights, restricted stock, stock options, phantom stock or similar type of stock benefits and have no other long-term incentive plan in effect.

Compensation to Directors

      No compensation has been paid to our directors. Compensation is not paid to a director, as such, for his services, but, by resolution of the Board of Directors, a fixed sum and expenses for actual attendance at each regular or special meeting of the Board may be authorized.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of October 22, 2001. The information in this table provides the ownership information for:

      a. each person known by us to be the beneficial owner of more than 5% of our common stock;
      b.    each of our directors;
      c.    each of our executive officers; and
      d.    our executive officers, directors and director nominees as a group.

      Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership are based on 5,221,000 shares outstanding. There are currently no outstanding options or warrants to purchase any common stock.

                                                    Number of Shares       Percentage
      Name and Address of Beneficial Owner        Beneficially Owned     Outstanding
      ------------------------------------        ------------------     -----------
      Ed Kaplan                                          300,000               6%
      c/o Inventoy .com, Inc.
      6786 Willowood Drive, Suite G1006
      Boca Raton, Florida 33434

      Douglas Kaplan                                     300,000               6%
      62 West 62nd Street, #6F
      NY, New York 10023

      Kaplan Design Group*                             3,000,000              57%

      Ron Beit-Halachmy                                   10,000          less than 1%

      All Executive Officers and Directors             3,610,000              69%
      as a Group (2 persons)

      KGL Investments, Ltd.**                            250,000             4.5%
      630 Third Avenue, 5th Floor
      New York, New York 10017

      * Kaplan Design Group is a New Jersey Partnership of which Ed Kaplan holds 10%, Douglas Kaplan holds 45% and Michael Kaplan holds 45%. It has no operations and no assets, other than stock in Inventoy.

      ** KGL Investment, Ltd. is owned and controlled by Kaplan Gottbetter & Levenson, LLP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Our president and chairman of the board, Ed Kaplan, and our secretary and director, Doug Kaplan, are father and son. Ed Kaplan is also the father of Steven Kaplan, who is a partner in Kaplan Gottbetter & Levenson, LLP, our counsel.

      In July, 2000 Inventoy issued 300,000 shares of its common stock to its founder and president Ed Kaplan in exchange for a $300 subscription receivable, and issued 300,000 shares of its common stock to its secretary Douglas Kaplan in exchange for a $300 subscription receivable. These shares were valued at par value, $.01 per share.

      In July, 2000 Inventoy issued 3,000,000 shares of its common stock to Kaplan Design Group in exchange for twenty-seven toy designs from Kaplan Design Group. These shares were valued at par value, $.01 per share for a total of $3,000. Ed Kaplan Associates paid $3,000 for the toy designs and then transferred them to Kaplan Design Group for no additional consideration.

      In October, 2000 Inventoy issued 250,000 shares of its common stock to KGL Investments, Ltd, the beneficial owner of which is Kaplan Gottbetter & Levenson, LLP, counsel to the Registrant in exchange for legal services rendered, valued at $25,000. These shares were valued at $.10 per share.

      In December, 2000 Inventoy issued 250,000 shares of its common stock to Dunlap Industries, Ltd, in exchange for financial consulting services rendered and to be rendered, valued at $25,000. These shares were valued at $.10 per share.

      In July, 2001 Inventoy issued 10,000 shares of common stock, at par value $.001, to newly appointed director Ron Beit-Halachmy.

      Shareholder Paul Levenson is a partner in Kaplan Gottbetter & Levenson, and his wife's uncle is Ed Kaplan.

      We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. To the extent we may enter into any agreements with related parties in the future, the board of directors has determined that such agreements must be on similar terms.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

Exhibits

      (a)   The following exhibits are included as part of this report:

Exhibit No.      Description
-----------      -----------

     3.1         Certificate of Incorporation of Registrant

     3.2         By-Laws

     4.1         Specimen Certificate of Common Stock

      (b)   Reports on Form 8-K: None.

                          INDEX TO FINANCIAL STATEMENTS

                               Inventoy.com, Inc.
                          (A Development Stage Company)

Auditors' Report ............................................................F-1

Balance Sheets of July 31, 2001 (Audited); July 31, 2000 (Audited) ..........F-2

Statements of Operations for the Year Ended July 31, 2001 (Audited);
      period from August 11, 1999 (inception) to July 31, 2000 (Audited);
      period from August 11, 1999 to July 31, 2001 (Audited) ................F-3

Statements of Cash Flows for the Year Ended July 31, 2001 (Audited);
      period from August 11, 1999 (inception) to July 31, 2000 (Audited);
      period from August 11, 1999 to July 31, 2001 (Audited) ................F-4

Statement of Changes in Shareholder's Equity from August 11, 1999
      (inception) to July 31, 2001 (Audited).................................F-5

Notes to Financial Statements ...............................................F-6

                     [Letterhead of Rogoff & Company, P.C.]

                          Independent Auditors' Report

The Shareholders and Board of Directors
Inventoy.Com, Inc.:

We have audited the accompanying balance sheets of Inventoy.Com, Inc., (a development stage enterprise) as of July 31, 2001 and 2000 and the related statements of operations, of cash flows and of changes in shareholders' equity for the year ended July 31, 2001 and for the periods from August 11, 1999 (inception) through July 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inventoy.Com, Inc. at July 31, 2001 and 2000, and the results of its operations, its cash flows and the changes in its shareholders' equity for the year ended July 31, 2001 and for the periods from August 11, 1999 (inception) through July 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Rogoff & Company, P.C.

New York, New York
October 1, 2001

                               Inventoy.Com, Inc.

                        (A Development Stage Enterprise)

                                 Balance Sheets

                                     Assets

                                                        July 31,       July 31,
                                                          2001           2000
                                                        --------       --------

Current assets:

  Cash                                                  $ 62,991       $     --

  Deferred offering expenses                                  --         50,000
                                                        --------       --------
  Total current assets                                    62,991         50,000

  Purchased toy designs                                    3,000          3,000
                                                        --------       --------
  Total assets                                          $ 65,991       $ 53,000
                                                        ========       ========

                      Liabilities and Shareholders' Equity

Current liabilities:

  Accounts payable                                      $  6,864       $  2,000
                                                        --------       --------
  Total liabilities                                        6,864          2,000
                                                        --------       --------
Shareholder's equity:

  Preferred stock - 5,000,000 shares
    authorized; -0- shares issued
    and outstanding; par value $.001                          --             --
  Common stock - 20,000,000 shares
    authorized; 5,211,000 and 4,100,000
    shares issued and outstanding;
    par value $.001                                        5,211          4,100
  Paid in capital                                         81,849         49,500
  Deficit accumulated during the
    development stage                                    (27,333)        (2,000)
  Subscriptions receivable                                  (600)          (600)
                                                        --------       --------
  Total shareholders' equity                              59,127         51,000
                                                        --------       --------
  Total liabilities and shareholders' equity            $ 65,991       $ 53,000
                                                        ========       ========

                 See accompanying Notes to Financial Statements.

                               Inventoy.Com, Inc.

                        (A Development Stage Enterprise)

                            Statements of Operations

                                                     Period from     Period from
                                                      August 11,      August 11,
                                        Year             1999           1999
                                       Ended         (inception)     (inception)
                                      July 31,       to July 31,     to July 31,
                                        2001             2000           2001
                                        ----             ----           ----

REVENUES:                           $        --      $        --      $     --
                                    -----------      -----------      --------
EXPENSES:

  General and administrative             26,307            2,000        28,307
                                    -----------      -----------      --------
TOTAL EXPENSES                           26,307            2,000        28,307
                                    -----------      -----------      --------
OTHER INCOME:
  Interest                                  974               --           974
                                    -----------      -----------      --------
NET LOSS                            $   (25,333)     $    (2,000)     $(27,333)
                                    ===========      ===========      ========

Net Loss Per Share:
  Basic                                   (0.01)             (--)
  Diluted                           $     (0.01)     $       (--)
                                    ===========      ===========

Weighted average shares of
  common stock used in
  calculation of net loss
  per share                           4,965,802        3,600,000
                                    ===========      -----------

                 See accompanying Notes to Financial Statements.

                               Inventoy.Com, Inc.

                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                                              Period from     Period from
                                                               August 11,      August 11,
                                                  Year           1999            1999
                                                 Ended        (inception)     (inception)
                                                July 31,       July 31,        July 31,
                                                  2001           2000            2001
                                                  ----           ----            ----
Cash Flows From Operating
  Activities:
    Net loss                                   $(25,333)       $ (2,000)       $(27,333)

  Adjustments to reconcile net
  loss to cash used by operating
  activities:

  Increase in operating accounts
    payable                                       4,864           2,000           6,864
                                               --------        --------        --------
Cash used by operating
  activities                                    (20,469)             --         (20,469)
                                               --------        --------        --------
Cash Flows From Financing
  Activities:
  Proceeds of private placement
    Offering net of $27,640 direct costs         83,460              --          83,460
                                               --------        --------        --------
Cash provided by financing
  activities                                     83,460              --          83,460
                                               --------        --------        --------
Increase in cash                                 62,991              --          62,991
                                               --------        --------        --------
Cash, beginning of period                            --              --              --
                                               --------        --------        --------
Cash, end of period                            $ 62,991        $     --        $ 62,991
                                               ========        ========        ========
Supplemental Disclosure of
  non-cash investing and
  financing activities:

Receivable from shareholders in
  connection with subscription
  from common stock                            $     --        $    600        $    600

Issuance of common stock for
  deferred design costs                        $     --        $  3,000        $  3,000

Issuance of common stock for
     deferred offering costs                   $     --        $ 50,000        $ 50,000

                 See accompanying Notes to Financial Statements.

                               Inventoy.Com, Inc.

                        (A Development Stage Enterprise)

                  Statement of Changes in Shareholders' Equity

     For the periods from August 11, 1999 (inception) through July 31, 2001

                                    Numbered      Common      Paid-In        Earnings     Subscription
                                     Shares       Stock       Capital        (Deficit)     Receivable       Total
                                    --------      ------      -------        ---------    ------------      -----
Issuance of common stock
  for subscription receivable        600,000      $  600      $     --       $     --       $  (600)      $     --

Inkind contributions:
  Toy designs                      3,000,000       3,000            --             --            --          3,000
  Deferred offering expenses         500,000         500        49,500             --            --         50,000

Net income (loss)                                     --            --         (2,000)           --         (2,000)
                                   ---------      ------      --------       --------       -------       --------
Balances, July 31, 2000            4,100,000       4,100        49,500         (2,000)         (600)        51,000

Issuance of common stock
  at $0.10 per share,
  net of $77,640 direct
  costs                            1,111,000       1,111        32,349             --            --         33,460

Net loss                                  --          --            --        (25,333)           --        (25,333)
                                   ---------      ------      --------       --------       -------       --------
Balances, July 31, 2001            5,211,000      $5,211      $ 81,849       $(27,333)      $  (600)      $ 59,127
                                   =========      ======      ========       ========       =======       ========

                 See accompanying Notes to Financial Statements.

                               Inventoy.Com, Inc.

                        (A Development Stage Enterprise)

                          Notes to Financial Statements

1. Nature of Business

Inventoy.Com, Inc. (the "Company"), ("Inventoy") was incorporated on August 11, 1999, seeks to license toy designs to toy manufacturers and to act as a toy inventor's agent in licensing toy designs developed by others. Additionally the company will seek revenue from the sale of banner ads on the web page it plans to create. However, the expectation is that any revenue from the sale of banner ads will be minimal. Inventoy's licensing efforts began with twenty-seven toy designs, which were acquired from Kaplan Design Group ("KDG"), a New Jersey general partnership. The Company expects to market those toy designs by both direct meetings with toy manufacturers' representatives as well as through a website that will give the manufacturers an opportunity to review pictures and descriptions of new inventions at a single source to decide whether a face-to-face meeting would be useful.

From inception through July 31, 2001, the Company has been in the developmental stage, developing its business plans, acquiring toy designs and raising capital. There have been no operations or revenues since inception.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets, liabilities and matters for disclosure at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Purchased Toy Designs

During the fiscal year ended July 31, 2000 the Company acquired twenty-seven toy designs from Kaplan Design Group (KDG). The Company issued 3,000,000 shares of common stock at par value ($3,000) in consideration. The value of the toy designs represents KDG's out-of-pocket cost of acquiring them. Upon commencement of selling activity, these toy design costs will be amortized over the useful life of the designs, not to exceed three years, unless management determines sooner that the value of a design is impaired, in which case it is charged off to operations.

Accrual Basis

The financial statements have been prepared on the accrual basis of accounting. Revenues are reflected when earned and expenses are recognized when incurred.

The Company has reviewed Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial

                               Inventoy.Com, Inc.

                        (A Development Stage Enterprise)

                          Notes to Financial Statements

2. Significant Accounting Policies - Continued

Accrual Basis - continued

Statements," and its effect on the recognition licensing fee revenue. At July 31, 2001 The Company has not entered into any written or oral licensing agreements with third parties. The Company only expects to make written licensing agreements in the future. Revenue from these third parties will be recognized only when the terms of the written contracts are satisfied.

Financial Instruments

Current assets and liabilities are reported at their face amount, which because of their short-term nature, approximates fair value.

Income Taxes

The Company uses the liability method for income taxes as required by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Other

Startup expenses including organization costs and certain website development costs are charged to operations as incurred.

Dividends

The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The intent is to retain any earnings to develop and extend its business.

Comprehensive Loss

There is no difference in the Company's historical net losses as reported and the comprehensive net losses for all periods presented.

Net Income Per Share

Basic net income per share is computed by dividing net income (after deducting dividends, if any, declared on preferred stock) by the weighted average number of common shares outstanding for the period.

                                                      Year Ended July 31
                                                      ------------------
                                                   2001                 2000
                                                   ----                 ----
Net income per share:
    Net income                                 $   (25,333)         $    (2,000)
                                               ===========          ===========
    Weighted average shares                      4,965,802            3,600,000
                                               ===========          ===========
    Net loss per share                         $     (0.01)         $     (0.00)
                                               ===========          ===========

                               Inventoy.Com, Inc.

                        (A Development Stage Enterprise)

                          Notes to Financial Statements

3. Shareholders' Equity

As of July 31, 2000 all of Inventoy's contributed capital was provided by three shareholders who held one hundred percent of Inventoy's shares. Kaplan Design Group, a New Jersey general partnership, owned eighty-three (83) percent of Inventoy's outstanding common stock and Ed Kaplan and his son, Douglas Kaplan were each eight and one-half (8 1/2) percent owners. Both Ed and Douglas Kaplan are also principal owners in Kaplan Design Group. The capital contributed by Kaplan Design Group was in exchange for twenty-seven toy designs that Inventoy is now trying to license. See related party transactions.

In addition, 250,000 shares were each issued in October 2000 to Kaplan, Gottbetter & Levenson LLP in exchange for legal services and in December 2000 to Dunlap Industries, Ltd. for advisory services in connection with planned private and public placements of stock. These shares are shown as if they were already issued, so as to reflect the transaction as though it were completed prior to July 31, 2000. These shares were issued at the value, of the legal services and advisory services that were performed. Dunlap will also advise the Company on proposed business combination matters through December of 2001.

In August 2000, Inventoy's Board of Directors authorized a private placement offering of Inventory's common stock to a limited number of sophisticated investors at a price of $.10 per share. By July 31 2001, Inventoy completed the private placement of 1,111,000 shares of common stock, resulting in cash proceeds of $111,100. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. The deferred offering expenses were charged against the proceeds of this offering.

4. Related Party Transactions

In July of 2000, an agreement was made by which The Company acquired twenty-seven toy designs from KDG in exchange for 3,000,000 shares of its common stock. KDG (the principal shareholder of Inventoy) is a New Jersey general partnership of which Ed Kaplan (Inventoy's president and shareholder) owns ten
(10) percent and his sons Douglas Kaplan (Inventory's secretary and shareholder) and Michael Kaplan each own forty-five (45) percent. KDG acquired these toy designs from Ed Kaplan Associates ("EKA"). KDG does not have any operations. EKA is a New Jersey general partnership of which Inventoy's president, Ed Kaplan owns ten (10) percent and his son's Douglas Kaplan, Michael Kaplan and Steven Kaplan each own thirty (30) percent. EKA designs toys and markets toy designs to toy manufacturers. Ed Kaplan will continue to work at EKA part time for approximately twenty hours per month. EKA does not represent the toy designs of others, unlike Inventoy's business plan.

                               Inventoy.Com, Inc.

                        (A Development Stage Enterprise)

                          Notes to Financial Statements

5. Income Taxes

No provision for federal or state income taxes has been recorded as Inventoy did not have any active operations for the period August 11, 1999 (inception) to July 31, 2001.

6. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141 Business Combinations and Statement No. 142 Goodwill and Other Intangible Assets. These statements become effective to the Company on July 1, 2001 for Statement No. 141 and August 1, 2002 for Statement No. 142. The Company has not completed any business combinations as of July 31, 2001 and, management cannot currently assess what effect the future adoption of these pronouncements will have on the Company's financial statements.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Inventoy.com, Inc.


                                    By: /s/ Ed Kaplan
                                        ----------------------------------------
                                        Ed Kaplan
                                        President, CEO and Chairman of the Board
                                        (principal financial officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of October, 2001.


                                    By: /s/ Douglas Kaplan
                                        ----------------------------------------
                                        Douglas Kaplan
                                        Secretary, Director
                                        (principal accounting officer)


                                    By: /s/Ron Beit-Halachmy
                                        ----------------------------------------
                                        Ron Beit-Halachmy
                                        Director

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

    3.1         Certificate of Incorporation of Registrant

    3.2         By-Laws

    4.1         Specimen Certificate of Common Stock