Form 10QSB
period 2001-10-31
INVENTOY COM INC
filed 2001-12-14
CIK 1136609

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2001

                                       OR

     |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________

          Commission file number  333-61714
                                ----------------------------------------------

                               Inventoy.com, Inc.
                      ------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                        13-418563
---------------------------------                    ----------------------
 (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification No.)

          6786 Willowood Drive, Suite G1006, Boca Raton, Florida 33434
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number  (561) 482-6952
                         ------------------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      As of December 10, 2001 there were 5,211,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                               INVENTOY.COM, INC.
                OCTOBER 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                    Page Number

         Special Note Regarding Forward Looking Statements ...................3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ................................................4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................8

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................9
Item 6.  Exhibits and Reports on Form 8-K.....................................9

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2001, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward- looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               Inventoy.com, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                 October 31,       July 31,
                                                                    2001             2001
                                                                  --------         --------
                                                                (Unaudited)
                                                                 ---------
                                     Assets

Current assets:
  Cash                                                            $ 53,838         $ 62,991
                                                                  --------         --------
  Total current assets                                              53,838           62,991
                                                                  --------         --------

Other assets:
  Purchased toy designs                                              3,000            3,000
                                                                  --------         --------
  Total assets                                                    $ 56,838         $ 65,991
                                                                  ========         ========

                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                $  3,648         $  6,864
                                                                  --------         --------
  Total liabilities                                                  3,648            6,864
                                                                  --------         --------
Shareholders' equity:
  Common stock, 20,000,000 shares
   authorized; 5,211,000 shares
   issued and outstanding; par
   value $.001                                                       5,211            5,211
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.001                                     --               --
  Additional paid in capital                                        78,523           81,849
  Subscriptions receivable                                            (600)            (600)
  Retained earnings (deficit)                                      (29,944)         (27,333)
                                                                  --------         --------
  Total shareholders' equity                                        53,190           59,127
                                                                  --------         --------
  Total liabilities and
   shareholders' equity                                           $ 56,838         $ 65,991
                                                                  ========         ========

                 See accompanying Notes to Financial Statements.

                               Inventoy.com, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                   (Unaudited)

                                                                                     Period from
                                             Three months        Three months      August 11, 1999
                                                ended               ended             (inception)
                                              October 31,         October 31,        to October 31,
                                                 2001                2000                2001
                                              -----------         -----------         -----------
Revenues:
  Net sales                                   $        --         $        --         $        --
                                              -----------         -----------         -----------

Expenses:
  General and administrative                        2,797               9,075              31,104
                                              -----------         -----------         -----------
Total Expenses                                      2,797               9,075              31,104

Other Income:
  Interest                                            185                   6               1,159
                                              -----------         -----------         -----------

Net income (loss)                             $    (2,612)        $    (9,069)        $   (29,945)
                                              ===========         ===========         ===========

Net income (loss) per share:
  Basic                                       $     (0.01)        $     (0.01)
                                              ===========         ===========

  Diluted                                     $     (0.01)        $     (0.01)
                                              ===========         ===========

  Weighted average common shares used
   in calculation of net income (loss)
   per share                                    5,211,000           3,680,556
                                              ===========         ===========

                 See accompanying Notes to Financial Statements.

                               Inventoy.com, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                            Period from
                                                                                           August 11,1999
                                                                Three Months Ended           (inception)
                                                                    October 31,             to October 31,
                                                               2001             2000             2001
                                                             --------         --------         --------
Cash flows from operating activities:
  Net loss                                                   $ (2,612)        $ (9,069)        $(29,945)
  Adjustments to reconcile net loss
    to cash provided (used) for operating activities:
  Common stock issued for services                                 --               --           50,000
                                                             --------         --------         --------
                                                               (2,612)          (9,069)          20,055
  Increase (decrease) in operating accounts payable            (3,216)          11,088            3,648
                                                             --------         --------         --------
Cash provided (used) for operating activities                  (5,828)           2,019           23,703
                                                             --------         --------         --------

Cash flows from financing activities:
  Proceeds of private placement offering net of
    $3,325, $2,014 and $80,965 direct costs                    (3,325)          10,486           30,135
                                                             --------         --------         --------
Cash provided (used) for financing activities                  (3,325)          10,486           30,135
                                                             --------         --------         --------

Increase (decrease) in cash                                    (9,153)          12,505           53,838
Cash, beginning of period                                      62,991               --               --
                                                             --------         --------         --------

Cash, end of period                                          $ 53,838         $ 12,505         $ 53,838
                                                             ========         ========         ========

Supplemental Disclosure of non-cash investing and financing activities:

Receivable from shareholders in
  connection with subscription
  from common stock                                          $     --         $     --         $    600

Issuance of common stock for
  deferred design costs                                      $     --         $     --         $  3,000

                 See accompanying Notes to Financial Statements.

                               Inventoy.com, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                   (Unaudited)

1. Consolidated Financial Statements

The accompanying financial statements include the accounts of Inventoy.com, Inc. (a development stage company). The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 2001 and the results of its operations and cash flows for the interim periods presented. The balance sheet data for July 31, 2001 are derived from the audited financial statements that are included in the Company's report on Form SB-2 registration Statement filed on October 29, 2001, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies in the consolidated financial statements included in the Company's annual report on Form SB-2.

The interim financial results as of the three months ended October 31, 2001 are not necessarily indicative of the results that will be obtained for the year ending July 31, 2002.

2. Supplemental Cash Flow Information

                                                    October 31        October 31
                                                       2001              2000
                                                     --------          --------

Cash paid during the three months for:

         Interest                                      $  --            $   --
                                                       =====            ======
         Income taxes                                  $  --            $   --
                                                       =====            ======
Non-cash financing transaction:
         Direct stock placement costs                  $  --            $3,325
                                                       =====            ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements involving risks and uncertainties based on our current expectations and the development of our business. All statements in this report relate to our intended business plans, prospective financial operations and expected future growth or profitability constitute forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Our actual results may differ significantly from those anticipated or expressed in these statements. You should read the following discussion and analysis in conjunction with the audited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

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

      From its inception to the time of filing this report, Inventoy has been developing its business and had no operations. Inventory believes that it will not need to raise additional funds in the next twelve months.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            None.

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2001.

                                        Inventoy.com, Inc.


                                        By: /s/ Ed Kaplan
                                           -------------------------------------
                                           Ed Kaplan, President, CEO
                                           and Chairman of the Board
                                           (principal financial officer)