Form 10QSB
period 2001-12-31
INVENTOY COM INC
filed 2002-04-08
CIK 1136609

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:

                                       OR

    [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from August 1, 2001 to December 31, 2001

                        Commission file number 333-61714


                               INVENTOY.COM, INC.
                    -----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               DELAWARE                                       13-418563
     -----------------------------                         ---------------
     (State or other jurisdiction                           (IRS Employer
   of incorporation or organization)                      Identification No.)

6786 WILLOWOOD DRIVE, SUITE G1006, BOCA RATON, FLORIDA                  33434
--------------------------------------------------------------------------------
      (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number        (561) 482-6952


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 5, 2002 there were 20,884,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          ;   No     X
    ---------       ---------

                               INVENTOY.COM, INC.
                OCTOBER 31, 2001 TRANSITION REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                    Page
                                                                                   Number
         Special Note Regarding Forward Looking Statements ......................     3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...................................................     5
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................    10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................    11
Item 2.  Changes in Securities and Use of Proceeds ..............................    11
Item 6.  Exhibits and Reports on Form 8-K........................................    11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Transition Report on Form 10-QSB for the transition period ended December 31, 2001, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Transition Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Transition Report. When considering such forward- looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Transition Report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Balance Sheet as of December 31, 2001
       and July 31, 2001.......................................................5

     Statements of Operations for the five month periods ended December 31,
2001 and December 31, 2000 and the period from August 11, 1999 (inception) to
December 31, 2001..............................................................6

     Statements of Cash Flows for the five month periods ended December 31,
2001 and December 31, 2000 and the period from August 11, 1999 (inception) to
December 31, 2001..............................................................7

     Notes to Financial Statements.............................................8

                               Inventoy.com, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                            December 31,    July 31,
                                                2001          2001
                                              --------      --------
                                             (Unaudited)
                                              ---------
                  Assets

Current assets:
  Cash                                        $ 17,289      $ 62,991
                                              --------      --------
  Total current assets                          17,289        62,991
                                              --------      --------

Other assets:
  Purchased toy designs                          3,000         3,000
                                              --------      --------
  Total assets                                $ 20,289      $ 65,991
                                              ========      ========


     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                            $  6,145      $  6,864
                                              --------      --------
  Total liabilities                              6,145         6,864
                                              --------      --------
Shareholders' equity:
  Common stock, 20,000,000 shares
   authorized; 5,211,000 shares
   issued and outstanding; par
   value $.001                                   5,211         5,211
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.001                 --            --
  Additional paid in capital                    78,524        81,849
  Subscriptions receivable                        (600)         (600)
  Retained earnings (deficit)                  (68,991)      (27,333)
                                              --------      --------
  Total shareholders' equity                    14,144        59,127
                                              --------      --------
  Total liabilities and
   shareholders' equity                       $ 20,289      $ 65,991
                                              ========      ========

                 See accompanying Notes to Financial Statements.

                               Inventoy.com, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                             Period from
                                                                            August 11, 1999
                                             Five month periods ended         (inception)
                                           December 31,     December 31,    to December 31,
                                               2001             2000             2001
                                               ----             ----             ----
Revenues:
  Net sales                                $         --               $-     $         --
                                           ------------     ------------     ------------

Expenses:
  General and administrative                     41,921            7,684           70,228
                                           ------------     ------------     ------------
Total expenses                                   41,921            7,684           70,228
Other Income:
  Interest                                          263               77            1,237
                                           ------------     ------------     ------------
Net income (loss)                          $    (41,658)    $     (7,607)    $    (68,991)
                                           ============     ============     ============


Net income (loss) per share:
  Basic                                    $      (0.01)    $      (0.01)
                                           ============     ============

  Diluted                                  $      (0.01)    $      (0.01)
                                           ============     ============

  Weighted average common shares used
   in calculation of net income (loss)
   per share                                  5,211,000        3,800,980
                                           ============     ============

                 See accompanying Notes to Financial Statements.

                               Inventoy.com, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    Period from
                                                                                   August 11,1999
                                                            Five Month Periods      (inception)
                                                            Ended December 31,     to December 31,
                                                            2001          2000          2001
                                                            ----          ----          ----
Cash flows from operating activities:
  Net loss                                                $(41,658)     $ (7,607)     $(68,991)
  Adjustments to reconcile net loss
    to cash provided (used) for operating activities:
  Common stock issued for services                              --            --        50,000
                                                          --------      --------      --------
                                                           (41,658)       (7,607)      (18,991)
  Increase (decrease) in operating accounts payable           (719)        5,711         6,145
                                                          --------      --------      --------
Cash provided (used) for operating activities              (42,377)       (1,896)      (12,846)
                                                          --------      --------      --------

Cash flows from financing activities:
  Proceeds of private placement offering net of
    $3,325, $2,014 and $80,965 direct costs                 (3,325)       22,986        30,135
                                                          --------      --------      --------
Cash provided (used) for financing activities               (3,325)       10,486        30,135
                                                          --------      --------      --------

Increase (decrease) in cash                                (45,702)       21,090        17,289
Cash, beginning of period                                   62,991            --            --
                                                          --------      --------      --------
Cash, end of period                                       $ 17,289      $ 12,505      $ 17,289
                                                          ========      ========      ========


Supplemental Disclosure of non-cash investing and financing activities:

Receivable from shareholders in
  connection with subscription
  from common stock                                       $     --      $     --      $    600
Issuance of common stock for
  purchased toy designs                                   $     --      $     --      $  3,000

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

Effective February 22, 2002, the Board of Directors of Inventoy.com, Inc. ("Inventoy", the "Company") approved a change of the Company's fiscal year from July 31 to December 31. The five-month transition period of August 1, 2001 through December 31, 2001 ("transition period") precedes the start of the new fiscal year. The unaudited financial information for the five months ended December 31, 2000 ("prior period") is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in he opinion of management, necessary for fair presentation.

The unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-QT and the Rule 10-01 of Regulation S-X, and do not include all the information and footnotes required by U.S. generally accepted accounting principles. However the financial statements do include all adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of operations of the Company for the interim periods presented. The balance sheet data for July 31, 2001 are derived from the audited financial statements that are included in the Company's report on Form SB-2 registration Statement filed on October 29, 2001, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies" in the consolidated financial statements included in the Company's annual report on Form SB-2.

The interim financial results as of the five months ended December 31, 2001 are not necessarily indicative of the results that will be obtained for the year ending December 31, 2002.


2.   Supplemental Cash Flow Information

                                                     December 31    December 31
                                                        2001           2000
                                                        ----           ----
Cash paid during the five month periods for:
         Interest                                      $    -         $    -
                                                        =====          =====
         Income taxes                                  $    -         $    -
                                                        =====          =====
Non-cash financing transaction:
         Direct stock placement costs                  $    -         $3,325
                                                        =====          =====

                               Inventoy.com, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)


3.   Subsequent Events

(a) On February 15, 2002 the Board of Directors of Inventoy.com, Inc. approved a plan, and filed an amended certificate of incorporation, to increase the Company's authorized capital. The new capitalization plan calls for an increase in the Company's authorized common stock from 20,000,000 shares to 100,000,000 shares. There was no change in the number of authorized preferred stock that remained at 5,000,000 shares.

The Company's Board of Directors, voted to forward split the outstanding common stock of the Company, in the ratio of four (4) to one (1). The record date of the Stock split was February 25, 2002 (the Record Date). As a result, shareholders of record as of the close of business on the Record Date were eligible to receive an additional three shares for every one share they held in the Company.

As a result of the stock split the Company's 5,211,000 shares of common stock issued and outstanding, were increased to 20,884,000 shares of common stock issued and outstanding.

(b) On March 14, 2002 the Company signed an asset purchase agreement with Inventoy.com International, Inc., through which Inventoy assigned all of its rights, titles and exclusive interests in and to all patents, trademarks, trade names, technical processes, know-how and other intellectual property associated with the business of the Company, including the twenty seven (27) toy designs the Company acquired from Kaplan Design Group upon its formation, in exchange for all of the outstanding shares of Inventoy.com International, Inc., (100 shares, par value $.001).

(c) On March 19, 2002 the Company borrowed $100,000 and executed a 5% unsecured promissory note due March 19, 2003.

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

OVERVIEW

     Inventoy was incorporated on August 11, 1999, and seeks to license toy designs to toy manufacturers and to act as a toy inventor's agent in licensing toy designs developed by others. Additionally Inventoy will seek revenue from the sale of banner ads on the web page it plans to create. However, the expectation is that any revenue from the sale of banner ads will be minimal. Inventoy's licensing efforts began with twenty-seven toy designs which were acquired from Kaplan Design Group, a New Jersey general partnership. Inventoy expects to market those toy designs by both direct meetings with toy manufacturers' representatives as well as through a website that will give the manufacturers an opportunity to review pictures and descriptions of new inventions at a single source in order to decide whether a face-to-face meeting would be useful.

     Inventoy's plan of operations for the next twelve months includes hiring a web designer to build Inventoy's web page, and soliciting new toy designs. The web page will take approximately four months to build and will cost approximately $25,000. We plan to hire a web designer later this year. We will rely on Ed Kaplan and Doug Kaplan's contacts in the toy industry to solicit new toy designs. We plan for the web page to also solicit new toy designs. Also, during the next twelve months Ed Kaplan will market Inventoy's current toy designs directly to toy manufacturers' representatives.

     From its inception to the time of filing this report, Inventoy has been developing its business and had no operations. We anticipate that we will be able to fund planned operations through approximately December 31, 2002. Inventoy believes that it will not need to raise additional funds in the next twelve months.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          INCREASE IN AUTHORIZED SHARES.

     On February 15, 2002, the Board of Directors of the Company approved a plan and filed an Amended Certificate of Incorporation to increase the Company's authorized common stock from 20,000,000 shares to 100,000,000 shares. There was no change in the number of authorized preferred stock, which remained at 5,000,000 shares.

          FORWARD STOCK SPLIT.

     On February 25, 2002, the Board of Directors of the Company voted to forward split the outstanding common stock of the Company, in the ratio of four
(4) to one (1). The record date of the stock split was February 25, 2002 (the "Record Date"). As a result, shareholders of record as of the close of business on the Record Date were eligible to receive an additional three shares of common stock for every share of common stock that they held in the Company.

     As a result of the stock split, the Company's 5,211,000 shares of common stock issued and outstanding, were increased to 20,884,000 shares of common stock issued and outstanding.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          EXHIBIT
          NUMBER   DESCRIPTION
          -------  -----------
          3.1      Certificate of Amendment to the Certificate of Incorporation.

     (b)  Reports on Form 8-K.

          A Current Report on Form 8-K was filed on February 28, 2002, reporting that the Company had changed its fiscal year to December 31 from July 31, effective February 22, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of April, 2002.

                                            Inventoy.com, Inc.


                                            By:  /s/Ed Kaplan
                                                 -------------------------------
                                                 Ed Kaplan, President, CEO
                                                 and Chairman of the Board
                                                 (principal financial officer)