Form 10QSB
period 2002-01-31
INVENTOY COM INC
filed 2002-05-01
CIK 1136609

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                For the quarterly period ended: January 31, 2002

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

     For the transition period from __________________ to __________________

                        Commission file number 333-61714

                               INVENTOY.COM, INC.

        (Exact name of small business issuer as specified in its charter)




               DELAWARE                                       13-4128563
     (State or other jurisdiction                           (IRS Employer
   of incorporation or organization)                      Identification No.)


6786 WILLOWOOD DRIVE, SUITE G1006, BOCA RATON, FLORIDA                  33434
      (Address of principal executive offices)                        (Zip Code)


                                 (561) 482-6952
                            Issuer's telephone number

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 22, 2002, the issuer had outstanding 20,884,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               INVENTOY.COM, INC.

                JANUARY 31, 2002 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                   Number
         Special Note Regarding Forward Looking Statements ......................     3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...................................................     4
Item 2.  Management's Discussion and Analysis or Plan of Operation...............    10

                           PART II - OTHER INFORMATION

Item 5.  Other Information.......................................................    11
Item 6.  Exhibits and Reports on Form 8-K........................................    12

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Report on Form 10-QSB for the transition period ended January 31, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

     Balance Sheet as of January 31, 2002 and July 31, 2001....................      5

     Statements of Operations for the three and six month periods ended January
31, 2002 and January 31, 2001 and the period from August 11, 1999 (inception)
to January 31, 2002............................................................      6

     Statements of Cash Flows for the six month periods ended January 31,
2002 and January 31, 2001 and the period from August 11, 1999 (inception) to
January 31, 2002..............................................................       7

     Notes to Financial Statements............................................       8

                               Inventoy.com, Inc.
                          (A Development Stage Company)


                           Consolidated Balance Sheets



                                                  January 31,          July 31,
                                                      2002               2001
                                                   ---------          ---------
                                                  (Unaudited)
                                                  -----------
                                     Assets

Current assets:
  Cash                                             $  32,251          $  62,991
                                                   ---------          ---------
  Total current assets                                32,252             62,991
                                                   ---------          ---------

Other assets:
  Purchased toy designs                                3,000              3,000
                                                   ---------          ---------

  Total assets                                     $  35,251          $  65,991
                                                   =========          =========


                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                 $   3,854          $   6,864
                                                   ---------          ---------
  Total current liabilities                            3,854              6,864
Long-term liabilities:
  Loan Payable                                       100,000                 --
                                                   ---------          ---------
Total liabilities                                    103,854              6,864
                                                   ---------          ---------

Shareholders' equity:
  Common stock, 20,000,000 shares
   authorized; 5,211,000 shares
   issued and outstanding; par
   value $.001                                         5,211              5,211
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.001                       --                 --
  Additional paid in capital                          78,523             81,849
  Subscriptions receivable                              (600)              (600)
  Retained earnings (deficit)                       (151,737)           (27,333)
                                                   ---------          ---------
  Total shareholders' equity                         (68,603)            59,127
                                                   ---------          ---------
  Total liabilities and
   shareholders' equity                            $  35,251          $  65,991
                                                   =========          =========




                 See accompanying Notes to Financial Statements.

                               Inventoy.com, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                       Period from
                                                        Three Months Ended                 Six Months Ended          August 11, 1999
                                                           January 31,                       January 31,               (inception)
                                                           -----------                       -----------              to January 31,
                                                      2002             2001             2002             2001             2002
                                                      ----             ----             ----             ----             ----
                                                           (Unaudited)                       (Unaudited)               (Unaudited)
                                                           -----------                       -----------               -----------
      Revenues:
        Net sales                                  $       -0-      $       -0-      $       -0-      $       -0-      $       -0-
                                                   ----------       ----------       ----------       ----------       ----------

      Expenses:
      General and administrative                      121,902           (1,390)         124,699            7,685          153,005
                                                   ----------       ----------       ----------       ----------       ----------
      Total Expenses:                                 121,902           (1,390)         124,699            7,685          153,005

      Other Income:
        Interest income                                   109              237              294              243            1,268
                                                   ----------       ----------       ----------       ----------       ----------


      Net income (loss)                            $ (121,793)      $    1,627       $ (124,405)      $   (7,442)      $  151,737
                                                   ==========       ==========       ==========       ==========       ==========


      Net income (loss) per share:

        Basic                                      $    (0.02)      $     0.00       $    (0.02)      $    (0.01)
                                                   ==========       ==========       ==========       ==========
        Diluted                                    $    (0.02)      $     0.00       $    (0.02)      $    (0.01)
                                                   ==========       ==========       ==========       ==========
        Weighted average common shares used
         in calculation of net income (loss)
         per share                                  5,211,000        4,041,576        5,211,000        3,837,092
                                                   ==========       ==========       ==========       ==========




                 See accompanying Notes to Financial Statements.

                               Inventoy.com, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Period from
                                                                   Six Months Ended           August 11, 1999
                                                                      January 31,               (inception)
                                                                      -----------              to January 31,
                                                                2002              2001              2002
                                                             ---------         ---------         ---------
Cash flows from operating activities:
  Net loss                                                   $(124,405)        $  (7,442)        $(151,737)
  Adjustments to reconcile net loss
    to cash provided (used) for operating activities:
  Common stock issued for services                                  --                --            50,000
                                                             ---------         ---------         ---------
                                                              (124,405)           (7,442)         (101,737)
  Increase (decrease) in operating accounts payable             (3,010)             (378)            3,854
                                                             ---------         ---------         ---------
Cash provided (used) for operating activities                 (127,415)           (7,820)          (97,883)
                                                             ---------         ---------         ---------

Cash flows from financing activities:
  Proceeds from long-term loan                                 100,000                --           100,000
  Proceeds of private placement offering net of
    $3,325, $2,014 and $80,966 direct costs                     (3,325)           97,986            30,134
                                                             ---------         ---------         ---------
Cash provided (used) for financing activities                   96,675            97,986           130,134
                                                             ---------         ---------         ---------

Increase (decrease) in cash                                    (30,740)           90,166            32,251
Cash, beginning of period                                       62,991                --                --
                                                             ---------         ---------         ---------
Cash, end of period                                          $  32,251         $  90,166         $  32,251
                                                             =========         =========         =========


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




                 See accompanying Notes to Financial Statements.

                               Inventoy.com, Inc.
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Consolidated Financial Statements

The accompanying financial statements include the accounts of Inventoy.com, Inc. (a development stage company). The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 2002 and the results of its operations and cash flows for the interim periods presented. The balance sheet data for July 31, 2001 are derived from the audited financial statements that are included in the Company's report on Form SB-2 registration Statement filed on October 29, 2001, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 3, "Significant Accounting Policies in the consolidated financial statements included in the Company's annual report on Form SB-2.

On February 22, 2002, the Board of Directors of Inventoy.com, Inc. approved a change of the Company's fiscal year to December 31 from July 31, effective February 22, 2002 and a Form 10-Q/T report was filed on April 8, 2002 with the Securities and Exchange Commission for the five-month period ended December 31, 2001.

The interim financial results as of the six months ended January 31, 2002 are not necessarily indicative of the results that will be obtained for the year ending December 31, 2002.

2.       Supplemental Cash Flow Information

                                                          January 31    January 31
                                                             2002          2001
                                                            ------        ------
Cash paid during the three months for:
         Interest                                           $   --        $   --
                                                            ======        ======
         Income taxes                                       $   --        $   --
                                                            ======        ======
Non-cash financing transaction:
         Direct stock placement costs                       $   --        $3,325
                                                            ======        ======



3.       Promissory Notes Payable

On March 19, 2002 the Company borrowed $100,000 and executed a 5% unsecured promissory note due March 19, 2003. Interest note begins to accrue on March 19, 2002 in accordance with the terms of the note.

4.       Subsequent Events

(a) On February 15, 2002 the Board of Directors of Inventoy.com, Inc. approved a plan, and filed an amended certificate of incorporation, to increase the Company's authorized capital. The new capitalization plan calls for an increase in the Company's authorized common stock from

                               Inventoy.com, Inc.
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3.       Subsequent Events-(continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We were incorporated on August 11, 1999, and seek to license toy designs to toy manufacturers and to act as a toy inventor's agent in licensing toy designs developed by others. Additionally, we will seek revenue from the sale of banner ads on the web page we plan to create. However, the expectation is that any revenue from the sale of banner ads will be minimal. Our licensing efforts began with twenty-seven toy designs which were acquired from Kaplan Design Group, a New Jersey general partnership. We expect to market those toy designs by both direct meetings with toy manufacturers' representatives as well as through a website that will give the manufacturers an opportunity to review pictures and descriptions of new inventions at a single source in order to decide whether a face-to-face meeting would be useful.

Our plan of operations for the next twelve months includes hiring a web designer to build our web page, and soliciting new toy designs. The web page will take approximately four months to build and will cost approximately $25,000. We plan to hire a web designer later this year. We will rely on Ed Kaplan and Doug Kaplan's contacts in the toy industry to solicit new toy designs. We plan for the web page to also solicit new toy designs. Also, during the next twelve months, Ed Kaplan will market our current toy designs directly to toy manufacturers' representatives.

From inception to the time of filing this report, we have been developing our business and had no operations. We anticipate that we will be able to fund planned operations through approximately December 31, 2002. We believe that we will not need to raise additional funds in the next twelve months.

INTELLECTUAL PROPERTY

We have no trademark, copyright or patent protection at this time. None of the designs we own are protected by patent protection. Generally, while some toy designs may be entitled to patent protection, the majority of toy designs will not meet the criteria for a utility patent protection. Some designs may be eligible for a limited degree of protection provided by design patents. However, in general, most designs are protected only under the law of trade secrets. Under the law of trade secrets, the secret is legally protected only for so long as it is not disclosed to others other than by someone under an obligation to maintain its secrecy.

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

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

Subsequent to the period covered by this Report, on February 15, 2002, our Board of Directors approved a plan and filed an Amended Certificate of Incorporation to increase our authorized common stock from 20,000,000 shares to 100,000,000 shares. There was no change in the number of authorized preferred stock, which remained at 5,000,000 shares. On February 15, 2002, by written consent in lieu of a meeting, a majority stockholder holding 57% of our common stock ratified the resolutions of the Board of Directors which approved the amendment to our Certificate of Incorporation to increase our authorized common stock from 20,000,000 shares to 100,000,000 shares.

Subsequent to the period covered by this Report, a report of Form 8-K was filed on February 28, 2002 reporting that we had changed our fiscal year to December 31 form July 31, effective February 22, 2002.

Subsequent to the period covered by this Report, on February 25, 2002, our Board of Directors voted to forward split our outstanding common stock, in the ratio of four (4) to one (1). The record date of the stock split was February 25, 2002 (the "Record Date"). As a result, shareholders of record as of the close of business on the Record Date were eligible to receive an additional three shares of common stock for every share of common stock that they held.

As a result of the stock split, our 5,211,000 shares of common stock issued and outstanding were increased to 20,884,000 shares of common stock issued and outstanding.

Subsequent to the period covered by this Report, on March 14, 2002, by written consent in lieu of a meeting, a majority stockholder holding 57% of our common stock ratified the resolutions of the Board of Directors which approved the asset purchase agreement with Inventoy.com International, Inc., through which we assigned all of our rights, titles and exclusive interests in and to all patents, trademarks, trade names, technical processes, know-how and other intellectual property associated with our business, including the twenty seven
(27) toy designs which we acquired from Kaplan Design Group upon our formation, in exchange for all of the outstanding shares of Inventoy.com International, Inc., (100 shares, par value $.001).

Subsequent to the period covered by this Report, on April 23, 2002, we entered into an agreement to acquire 100% of the outstanding common shares of Assure Oil & Gas Corp., an Ontario, Canada company ("Assure"). Pursuant to the acquisition agreement, we will issue two million four hundred thousand (2,400,000) units (the "Units") to the former shareholders of Assure in exchange for all of Assure's outstanding common shares. Each Unit consists of one (1) share of the Company's common stock; one (1) A Warrant entitling the holder to acquire another share of our common stock at $0.50 per share for up to five years from the date of issue and one (1) B Warrant entitling the holder to acquire another share of our common stock at $1.00 per share for up to five years from the date of issue. Upon completion of the acquisition of Assure, we will change our name to Assure Energy, Inc., replace one current director with one director of Assure and have 23,284,000 shares of common stock issued and outstanding. A current report on Form 8-K will be timely filed detailing the terms of the agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number          Description
         ------          -----------
           2.1           Asset Purchase Agreement dated March 14, 2002 between
                         Inventoy.com, Inc. and Inventoy.com International, Inc.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended January 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2002.

                                              INVENTOY.COM, INC.

                                   By:  /s/ Douglas Kaplan
                                        ----------------------------------
                                        Douglas Kaplan, President, CEO and
                                        Chairman of the Board (principal
                                        financial officer)