Form 10QSB
period 2002-03-31
ASSURE ENERGY INC
filed 2002-05-20
CIK 1136609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended March 31, 2002

                                       or

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                        Commission file number 333-61714

                               ASSURE ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                    13-4125563
                     --------                                    ----------
          (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)


6786 Willowood Drive, Suite G1006, Boca Raton, FL                   33434
-------------------------------------------------              ---------------
     (Address of principal executive offices)                    (Zip Code)

                                 (561) 482-6952
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                     July 31
                -------------------------------------------------
                (Former fiscal year if changed since last report)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of May 15, 2002, there were 20,884,00 shares of the Registrant's common stock issued and outstanding.

                               ASSURE ENERGY, INC.
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

           Special Note Regarding Forward Looking Statements .......           3

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements ....................................           4
Item 2.    Plan of Operation .......................................          11

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to be a Vote of Security Holders ..          12
Item 5.    Other Information .......................................          12
Item 6.    Exhibits and Reports on Form 8-K ........................          13

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of March 31, 2002 ..................    5
         Consolidated Statements of Operations
              for the three months ended March 31, 2002 and 2001 ..........    6
         Consolidated Statements of Cash Flows
              for the three months ended March 31, 2002 and 2001 ..........    7
         Notes to Consolidated Financial Statements .......................    8

                       Assure Energy, Inc. and Subsidiary
                            F/K/A Inventoy.com, Inc.
                          (A Development Stage Company)

                           Consolidated Balance Sheets


                                                                 March 31,
                                                                   2002
                                                                   ----
                                                                (Unaudited)
                                                                -----------
                                 Assets
Current assets:
  Cash                                                           $  31,167
                                                                 ---------
  Total current assets                                              31,167
                                                                 ---------

Other assets:
  Purchased toy designs                                              3,000
                                                                 ---------
  Total assets                                                   $  34,167
                                                                 =========


                  Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                               $  25,522
  Note payable                                                     100,000
                                                                 ---------
  Total liabilities                                                125,522
                                                                 ---------
Shareholders' deficit:
  Common stock,100,000,000 shares
   authorized; 20,844,000 shares
   issued and outstanding; par
   value $.001                                                      20,844
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.0001                                    --
  Additional paid in capital                                        62,890
  Subscriptions receivable                                            (600)
  Retained earnings (deficit)                                     (174,489)
                                                                 ---------
  Total shareholders' deficit                                      (91,355)
                                                                 ---------
  Total liabilities and
   shareholders' deficit                                         $  34,167
                                                                 =========



                 See accompanying Notes to Financial Statements.

                       Assure Energy, Inc. and Subsidiary
                            F/K/A Inventoy.com, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  Period from
                                            Three months       Three months     August 11, 1999
                                                ended             ended           (inception)
                                              March 31,          March 31,        to March 31,
                                                2002               2001               2002
                                            ------------       ------------       ------------
Revenues:
  Net sales                                 $         --       $         --       $         --
                                            ------------       ------------       ------------

Expenses:
  General and administrative                     105,509              5,010            175,737
                                            ------------       ------------       ------------
Total Expenses                                   105,509              5,010            175,737

Other Income
  Interest                                            86                488              1,323
                                            ------------       ------------       ------------

Net loss before income taxes                    (105,423)            (4,522)          (174,414)
Income taxes                                          75                 --                 75
                                            ------------       ------------       ------------

Net loss                                    $   (105,498)        $ ( 4,522)       $   (174,489)
                                            ============       ============       ============


Net loss per share:
  Basic                                     $      (0.01)      $       0.00
                                            ============       ============

   Weighted average common shares used
    in calculation of net loss
    per share                                 20,844,000          5,089,283
                                            ============       ============



                 See accompanying Notes to Financial Statements.

                       Assure Energy, Inc. and Subsidiary
                            F/K/A Inventoy.com, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                         Period from
                                                                                        August 11,1999
                                                               Three Months Ended         (inception)
                                                                    March 31,            to March 31,
                                                              2002            2001            2002
                                                           ---------       ---------       ---------
Cash flows from operating activities:
  Net loss                                                 $(105,498)      $  (4,522)      $(174,489)
  Adjustments to reconcile net loss
    to cash provided (used) for operating activities:
  Common stock issued for services                                --              --          50,000
                                                           ---------       ---------       ---------
                                                            (105,498)         (4,522)       (124,489)
  Increase (decrease) in operating accounts payable           19,376          (7,123)         25,522
                                                           ---------       ---------       ---------
Cash (used) for operating activities                         (86,122)        (11,645)        (98,967)
                                                           ---------       ---------       ---------

Cash flows from financing activities:
  Proceeds from notes payable                                100,000              --         100,000
  Proceeds of private placement offering net of
    $3,325, $13,993 and $80,966 direct costs                      --          68,507          30,134
                                                           ---------       ---------       ---------
Cash provided by financing activities                        100,000          68,507         130,134
                                                           ---------       ---------       ---------

Increase in cash                                              13,878          56,862          31,167
Cash, beginning of period                                     17,289          21,090              --
                                                           ---------       ---------       ---------
Cash, end of period                                        $  31,167       $  77,952       $  31,167
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



                 See accompanying Notes to Financial Statements.

                       Assure Energy, Inc. and Subsidiary
                            F/K/A Inventoy.com, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

1. Consolidated Financial Statements

The accompanying financial statements include the accounts of Assure Energy, Inc. and Subsidiary (f/k/a Inventoy.com, Inc.) and its wholly owned subsidiary Inventoy.com International, Inc. (The "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Assure Energy, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended July 31, 2001.

2. Promissory Notes Payable

On March 19, 2002 the Company borrowed $100,000 and executed a 5% unsecured promissory note due March 19, 2003. Interest begins to accrue on March 19, 2002 in accordance with the terms of the note.

3. Shareholders' Equity

On February 15, 2002 the Board of Directors of Assure Energy, Inc. (f/k/a Inventoy.com, Inc.) approved a plan, and filed an amended certificate of incorporation, to increase the Company's authorized common stock. The new capitalization plan calls for an increase in the Company's authorized common stock from 20,000,000 shares to 100,000,000 shares. There was no change in the number of authorized preferred stock that remained at 5,000,000 shares.

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

                       Assure Energy, Inc. and Subsidiary
                            F/K/A Inventoy.com, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)


4. Investment in Subsidiaries

On March 14, 2002 the Company signed an asset purchase agreement with Inventoy.com International, Inc., through which Assure Energy, Inc. (f/k/a Inventoy.com, Inc.) assigned all of its rights, titles and exclusive interests in and to all patents, trademarks, trade names, technical processes, know-how and other intellectual property that was associated with the business of the Company at the time (toy designs), including the twenty seven (27) toy designs the Company acquired from Kaplan Design Group upon its formation, in exchange for all of the outstanding shares of Inventoy.com International, Inc., (100 shares, par value $.001).

5. Subsequent Events

(a) On April 23, 2002 the Company entered into an acquisition agreement with Assure Oil and Gas Corp. ("Assure") an Ontario, Canada corporation. According to the agreement Assure Energy, Inc. (f/k/a Inventoy.com, Inc.) acquired all of Assure's issued and outstanding capital stock, making Assure a wholly owned subsidiary, in exchange for 2,400,000 units, each unit consisting of one share of the Company's common stock, one class A Warrant and one class B Warrant. Each class A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $.50 per share for a period of five years from issuance. Each class B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $1 per share for a period of five years from issuance.

(b) On April 23, 2002 Ed Kaplan one of the Company's three directors, resigned and was replaced by James I. Golla, a designee of Assure Oil and Gas Corp.

(c) On April 23, 2002 the Company signed a $1,250,000 six-month promissory note with a foreign company. The note bears interest at the rate of 1% above the prime rate as charged by Citicorp. All interest and principal due on the note are payable on or before October 23, 2002.

(d) On May 1, 2002 Inventoy.com, Inc amended its Certificate of Incorporation to change its name to Assure Energy, Inc.

(e) On May 8, 2002 the Company completed a $1,750,000 equity financing with three accredited persons pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D. According to the agreement the Company issued 1,400,000 units at a purchase price of $1.25 per unit. Each unit consists of one share of the Company's common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.50 per share for a period of four years commencing one year from the date of issuance.

                       Assure Energy, Inc. and Subsidiary
                            F/K/A Inventoy.com, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

6. Acquisitions

On April 23, 2002 the Company acquired Assure Oil and Gas Corp. an Ontario, Canada corporation. The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets and liabilities of the acquired businesses were recorded at their estimated fair values at the date of acquisition. The results of operations of the acquired business will be included in the consolidated results of Assure Energy, Inc. starting from the acquisition date.

The following are the unaudited condensed financial statements of Assure Oil & Gas, Corp. for the quarters ended March 31, 2002 and 2001:


Condensed Balance Sheets (Unaudited)

                                                      March 31,         March 31,
                                                         2002              2001
                                                     -----------       -----------
Assets
  Total current assets                                   369,028             4,343
  Oil and Gas properties net of
    accumulated depletion                                894,953           132,246
                                                     -----------       -----------
Total assets                                         $ 1,263,981       $   136,589
                                                     ===========       ===========


Liabilities and Shareholders' Equity
Total current liabilities                                148,042            89,304
                                                     -----------       -----------
Shareholders' equity:
  Common stock, unlimited shares authorized;
    1000 and 383 shares issued and outstanding         1,238,121            48,490
  Retained deficit                                      (122,175)           (1,223)
  Accumulated other comprehensive income (loss)               (7)               18
                                                     -----------       -----------
Total shareholders' equity                             1,115,939            47,285
                                                     -----------       -----------
Total liabilities and shareholders' equity           $ 1,263,981       $   136,589
                                                     ===========       ===========

Condensed Statements of Operations (Unaudited)

                                                 Three months ended
                                                     March 31,
                                                 2002         2001
                                               -------      -------
Revenues:
  Net oil and gas sales                        $75,499      $ 4,383
  Operating costs                               30,921        2,415
                                               -------      -------
Gross profit                                    44,578        1,968
  Total administrative and other expenses       29,515        2,556
                                               -------      -------
Net income (loss)                              $15,063      $  (588)
                                               =======      =======

ITEM 2. PLAN OF OPERATION.

         The following discussion of our plan of operation for the next twelve months should be read together with, and is qualified in its entirety by the more detailed information, including the financial statements, appearing elsewhere in this document.

         We were incorporated August 11, 1999 in the state of Delaware with the objective to license toy designs to toy manufacturers and to act as a toy inventor's agent in licensing toy designs developed by others. We expected to market such toy designs by both direct meetings with toy manufacturers' representatives and through a web site that could give manufacturers the opportunity to review pictures and descriptions of new inventions at a single source to decide whether a face-to-face meeting would be useful. We believe that the foregoing business model is still valid; however, given the effect of an overcrowded .com business environment, no operations in this area have commenced to date. Accordingly we have looked at other ventures of merit for corporate participation as a means of enhancing shareholder value. This strategy resulted in our April 23, 2002 Acquisition Agreement with Assure Oil & Gas Corp. ("Assure O&G").

         Assure O&G is actively engaged in the exploration, development, acquisition and production of petroleum and natural gas (P&NG) properties primarily located in Western Canada. In October 2000 Assure O&G commenced its oil and gas operations as part of an initiative to create cash flow by participating in a Farmout Agreement to drill a prospective Elkton zone natural gas well. To date, Assure O&G has acquired varying interests, through farmout participations, asset purchases and crown land sales in approximately 6,500 gross acres (3,500 net acres) of both producing and prospective P&NG properties in the Western Sedimentary Basin of Western Canada.

         Assure O&G plans to continue to explore, develop or acquire P&NG properties over the next twelve months to increase cash flow, and to build P&NG reserves. Assure O&G anticipates an exploration program that could include infill drilling of current proved and producing properties, seismic interpretation of prospective properties and exploratory drilling. Acquisitions could include lands, licenses and leases, producing well bores or corporate acquisitions. Assure O&G also may from time to time acquire, or enter into strategic alliances with, complementary businesses to achieve these objectives.

         On March 29th, 2002 Assure O&G signed a Letter of Intent to acquire all of the issued and outstanding shares of Westerra 2000 Inc., an Alberta Canada privately held company engaged in oil and gas exploration and production, which as of this date has not resulted in the execution of a definitive acquisition agreement.

         We plan to fund Assure O&G's current exploration program from oil and gas cash flow and from working capital.

PART II -- OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 15, 2002 the holders of a majority of our outstanding shares of common stock executed a written consent authorizing an amendment to our Certificate of Incorporation to increase the number of authorized shares from 25,000,000 shares, comprising 20,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of blank check preferred stock, par value $.001 per share to 105,000,000 shares, comprising 100,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of blank check preferred stock, par value $.0001 per share.

         On March 14, 2002, the holders of a majority of our outstanding shares of common stock executed a written consent authorizing an agreement to sell all of our property and assets, including goodwill, to Inventoy.com International, Inc., a Delaware corporation, in exchange for all of the issued and outstanding capital stock of Inventoy.com International, Inc.

ITEM 5. OTHER INFORMATION

         On February 15, 2002, we filed a Certificate of Amendment to our Certificate of Incorporation to increase our authorized common stock from 20,000,000 shares to 100,000,000 shares. There was no change in the number of authorized shares of preferred stock which remained at 5,000,000 shares.

         On February 15, 2002, our Board of Directors voted to forward split our outstanding common stock, in the ratio of four (4) to one (1). The record date of the stock split was February 25, 2002 (the "Record Date"). As a result, shareholders of record as of the close of business on the Record Date received an additional three shares of common stock for every share of common stock that they held. Pursuant to the stock split, our 5, 211,000 shares of common stock issued and outstanding on the Record Date were increased to 20,884,000 shares of common stock issued and outstanding.

         Effective February 22, 2002 we changed our fiscal year to December 31 from July 31.

         On March 14, 2002 we entered into an Asset Purchase Agreement with Inventoy.com International, Inc., through which we assigned all of our rights, titles and exclusive interests in and to all patents, trademarks, trade names, technical processes, know-how and other intellectual property associated with our business, including the twenty seven (27) toy designs which we acquired from Kaplan Design Group upon our formation, in exchange for all of the outstanding shares of Inventoy.com International, Inc., (100 shares, par value $.001).

         Subsequent to the period covered by this Report, on April 23, 2002 we entered into an "Acquisition Agreement" (the "Acquisition Agreement") with Assure Oil and Gas Corp, an Ontario, Canada corporation ("Assure"); and the shareholders of Assure (the "Assure Shareholders"). The Acquisition Agreement principally involved our acquisition of all of Assure's issued and outstanding capital stock, making Assure a wholly owned subsidiary of ours, in exchange for 2,400,000 units (the "Units"), each Unit consisting of one share of our common stock, one class A Warrant and one class B Warrant. As at the date hereof, we have yet to issue the Units to the Assure Shareholders for administrative reasons relating to the printing of new stock certificates, but expect to do so shortly. Pursuant to a related Registration Rights Agreement, dated as of April 23, 2002, between us and the Assure Shareholders (the "Registration Rights Agreement"), we have agreed to register the common stock forming part of the Units (the "Units Shares") and the common stock underlying the class A Warrants (the "Class A Warrant Shares") and class B Warrants (the "Class B Warrant Shares"). We have agreed to register 50% of the Unit Shares and all of the Class A Warrant Shares on a registration statement on Form SB-2, or such other form as shall be available, (the "Initial Registration Statement"), as soon as practicable, and to register the remaining 50% of the Unit Shares and all of the Class B Warrant Shares within 18 months of the effective date of the Initial Registration Statement. In connection with the Acquisition Agreement, Ed Kaplan, one of our three directors, resigned and was replaced by James I. Golla, a designee of Assure. Further, on May 1, 2002 we amended our Certificate of Incorporation to change our name to Assure Energy, Inc.

         Subsequent to the period covered by this Report, on April 23, 2002 we completed a $1,250,000 debt financing with Private Investment Company, Ltd., a Turks and Caicos Company. The debt is evidenced by our demand promissory note (the "Note") dated April 23, 2002 and bears interest at the rate of 1% above the prime rate changed by Citicorp. All interest and principal due on the Note are payable on or before October 23, 2002.

         Subsequent to the period covered by this Report, on May 8, 2002 we completed a $1,750,000 equity financing with three accredited persons pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D. In connection therewith, we will issue an aggregate of 1,400,000 units at a purchase price of $1.25 per unit. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $1.50 per share for a period of four years commencing one year from the date of issuance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  During the period covered by this Report, we filed a Current Report on Form 8-K dated February 22, 2002. Item 8 of the Form 8-K titled "Change in Fiscal Year" contained disclosure respecting the change in our fiscal year from July 31 to December 31.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ASSURE ENERGY, INC.


Dated:   May 20, 2002                       By:  /s/Douglas Kaplan
                                                 -------------------------------
                                                 Douglas Kaplan
                                                 President, Chief Executive
                                                   and Financial Officer