Form 10QSB
period 2002-06-30
ASSURE ENERGY INC
filed 2002-08-15
CIK 1136609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 2002

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 333-61714

                               ASSURE ENERGY, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                             13-4125563
   -------------------------------                              ----------------
   (State or other jurisdiction of                              (I.R.S. Employer
    incorporation or organization)                              Identification No.)

 840 7th Avenue, Suite 1600, Calgary, Alberta                         T2P 3G2
----------------------------------------------                    -------------
   (Address of principal executive offices)                         (Zip Code)

                                 (403) 231-1230
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed since Last
                                     Report)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,684,000 shares as at August 12, 2002

        Transitional Small Business Disclosure Format (check one).
Yes    ; No  X
    ---     ---

                               ASSURE ENERGY, INC.
                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                  Page Number
           Special Note Regarding Forward Looking Statements ..............................3

                             PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements ...........................................................4
Item 2.    Plan of Operation..............................................................12

                              PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds......................................13
Item 4.    Submission of Matters to a Vote of Security Holders............................14
Item 5.    Other Information..............................................................14
Item 6.    Exhibits and Reports on Form 8-K...............................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

        In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of June 30, 2002................................5
          Consolidated Statements of Operations for the three
             and six month periods ended June 30, 2002 and 2001
             and for the period from August 11, 1999 (inception)
             to June 30, 2002...........................................................6
          Consolidated Statements of Cash Flows for the three
             and six month periods ended June 30, 2002 and 2001
             and for the period from August 11, 1999 (inception)
             to June 30, 2002...........................................................7
          Notes to Consolidated Financial Statements....................................8

                      Assure Energy, Inc. and Subsidiaries
                            F/K/A Inventoy.com, Inc.


CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
June 30, 2002

ASSETS

CURRENT
      Cash                                                                $1,529,237
      Accounts receivable and other current assets                           622,380
                                                                         -----------
           Total current assets                                            2,151,617
                                                                         -----------

FIXED ASSETS
      Oil & Gas Properties                                                 4,152,701
                                                                         -----------

      TOTAL ASSETS                                                        $6,304,318
                                                                         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
      Accounts payable and accrued liabilities                               $90,662
      Due to former shareholders of business acquired                        225,000
                                                                         -----------
           Total current liabilities                                         315,662
                                                                         -----------

LONG-TERM LIABILITIES
      Note payable                                                           100,000
      Obligation for Site Restoration                                         13,587
                                                                         -----------
           Total long-term liabilities                                       113,587
                                                                         -----------

SHAREHOLDERS' EQUITY
      Preferred stock - $100 stated value,
           5,000,000 shares authorized,
           17,500 issued and outstanding                                   1,750,000
      Common stock - $0.001 par value,
           100,000,000 shares authorized,
           24,644,000 issued and outstanding                                  24,644
      Additional paid-in capital                                           4,398,871
      Subscriptions receivable                                                  (600)
      Deficit accumulated during the development stage                      (177,356)
      Accumulated other comprehensive loss (a)                              (120,490)
                                                                         -----------
           Total shareholders' equity                                      5,875,069
                                                                         -----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                                         $6,304,318
                                                                         ===========
           (a) Consists entirely of foreign exchange translation adjustments


See notes to unaudited consolidated financial data.

                      Assure Energy, Inc. and Subsidiaries
                            F/K/A Inventoy.com, Inc.


CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                       Period from
                                                                                                                     August 11, 1999
                                                              Six months ended                Three months ended       (inception)
                                                                   June 30,                       June 30,              to June 30,
                                                             2002           2001            2002            2001           2002
                                                             ----           ----            ----            ----           ----

REVENUE
      Oil and Gas revenue                                    $297,206             $-        $297,206              $-       $297,206
      Other                                                     7,392            810           7,306             322          8,629
                                                         ------------   ------------    ------------    ------------   ------------
           Total Revenue                                      304,598            810         304,512             322        305,835
                                                         ------------   ------------    ------------    ------------   ------------

EXPENSES
      Production expenses                                      82,327              -          82,327               -         82,327
      Royalties                                                71,801              -          71,801               -         71,801
      Depreciation, Depletion and site restoration             88,650              -          88,650               -         88,650
      Interest                                                 22,082              -          22,082               -         22,082
      General, administrative and other                       148,104          5,515          42,520             505        218,332
                                                         ------------   ------------    ------------    ------------   ------------
                                                              412,963          5,515         307,379             505        483,191
                                                         ------------   ------------    ------------    ------------   ------------

NET LOSS                                                    ($108,365)       ($4,705)        ($2,867)          ($183)     ($177,356)
                                                         ============   ============    ============    ============   ============

NET LOSS PER SHARE - BASIC (a)                                ($0.005)       ($0.000)        ($0.000)        ($0.000)
                                                         ============   ============    ============    ============
(a) Reflects Net Loss further reduced by cumulative
    preferred stock dividends
WEIGHTED AVERAGE COMMON SHARES USED
      IN THE CALCULATION OF NET LOSS PER
      SHARE - BASIC                                        22,744,000     20,804,988      24,644,000      20,357,132
                                                         ============   ============    ============    ============

See notes to unaudited consolidated financial data.

                      Assure Energy, Inc. and Subsidiaries
                            F/K/A Inventoy.com, Inc.


CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                       Period from
                                                                                                                     August 11, 1999
                                                            Six months ended              Three months ended           (inception)
                                                                 June 30,                        June 30,               To June 30,
                                                            2002           2001            2002             2001            2002
                                                            ----           ----            ----             ----            ----

Cash flows from operating activities:
Net loss                                                  ($108,365)        ($4,705)        ($2,867)          ($183)      ($177,356)
Adjustments to reconcile net loss
   To cash provided (used) for operating activities:
   Depreciation, Depletion and site restoration              88,650               -          88,650               -          88,650
   Common stock issued for services                               -               -               -               -          50,000
                                                        -----------     -----------     -----------     -----------     -----------
                                                            (19,715)         (4,705)         85,783            (183)        (38,706)
(Increase) in accounts receivable and
     other current assets                                   (55,230)              -         (55,230)              -         (55,230)
(Decrease) in accounts payable and
     accrued liabilities                                   (119,756)        (19,043)       (139,132)        (11,920)       (113,610)
Exchange gains or losses and other items                     31,644               -          31,644               -          31,644
                                                        -----------     -----------     -----------     -----------     -----------
Cash provided (used) for operating activities              (163,057)        (23,748)        (76,935)        (12,103)       (175,902)
                                                        -----------     -----------     -----------     -----------     -----------

Cash flows from investing activities:
   Purchase of oil and gas properties                      (101,913)                       (101,913)                       (101,913)
   Acquisition of businesses - net                       (1,838,620)              -      (1,838,620)              -      (1,838,620)
                                                        -----------     -----------     -----------     -----------     -----------
Cash used by investing activities                        (1,940,533)              -      (1,940,533)              -      (1,940,533)
                                                        -----------     -----------     -----------     -----------     -----------

Cash flows from financing activities:
   Net proceeds from preferred stock offering             1,750,000               -       1,750,000               -       1,750,000
   Net proceeds from private placements                   1,768,033          72,357       1,768,033           3,850       1,798,167
   Proceeds from notes payable-net                           97,505               -          (2,495)              -          97,505
                                                        -----------     -----------     -----------     -----------     -----------
Cash provided (used) for financing activities             3,615,538          72,357       3,515,538           3,850       3,645,672
                                                        -----------     -----------     -----------     -----------     -----------

Increase (decrease) in cash                               1,511,948          48,609       1,498,070          (8,253)      1,529,237
Cash, beginning of period                                    17,289          21,090          31,167          77,952               -
                                                        -----------     -----------     -----------     -----------     -----------
Cash, end of period                                      $1,529,237         $69,699      $1,529,237         $69,699      $1,529,237
                                                        ===========     ===========     ===========     ===========     ===========

Supplemental Disclosure of non-cash investing
   And financing activities:

Stock issued for acquisition                             $2,400,000              $-      $2,400,000              $-              $-
                                                        ===========     ===========     ===========     ===========     ===========

Receivable from shareholders in
   connection with subscription
   of common stock                                               $-            $600              $-            $600            $600
                                                        ===========     ===========     ===========     ===========     ===========

Issuance of common stock for deferred
Offering costs                                                   $-         $10,000              $-         $10,000         $10,000
                                                        ===========     ===========     ===========     ===========     ===========


See notes to unaudited consolidated financial data.

                      Assure Energy, Inc. and Subsidiaries
                            F/K/A Inventoy.com, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


1. Consolidated Financial Statements

The accompanying financial statements include the accounts of Assure Energy, Inc. (f/k/a Inventoy.com, Inc.) ("Assure Energy" or "the Company") and its wholly owned subsidiaries Inventoy.com International, Inc., Assure Oil & Gas Corp (f/k/a 1444232 Ontario, Inc.) ("Assure Oil") and Westerra 2000 Inc. ("Westerra") (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the requirements of Form 10-QSB and Regulation S-B as applicable to interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes normally required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and to disclose contingent assets and liabilities at the date of the financial statements and their potential affect on the reporting period. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended July 31, 2001 and to the Company's filings on Form 8-K made during the three-month period ended June 30, 2002 to report the business acquisitions discussed in Note 2 below.

2. Realignment and Acquisitions

On May 1, 2002 Assure Energy amended its Certificate of Incorporation to change its name to Assure Energy, Inc. from Inventoy.com, Inc.

On March 14, 2002, the Company had signed an asset purchase agreement with Inventoy.com International, Inc., through which the Company assigned all of its rights, titles and exclusive interests in and to all patents, trademarks, trade names, technical processes, know-how and other intellectual property that was associated with the business of the Company at the time (toy designs), including the twenty seven (27) toy designs the Company acquired from Kaplan Design Group upon its formation, in exchange for all of the outstanding shares of Inventoy.com International, Inc., (100 shares, par value $.001). With this reorganization and the following business acquisitions, the Company, and its

                      Assure Energy, Inc. and Subsidiaries
                            F/K/A Inventoy.com, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


subsidiaries intends to continue to develop oil and gas properties.

During the three months ended June 30, 2002 Assure Energy acquired all of the issued and outstanding shares of common stock of Assure Oil for 2,400,000 units, each unit consisting of one share of the Company's common stock, one A warrant entitling the holder to acquire another share of the Company's common stock at $.50 per share, for up to five years from the date of issue and one B warrant entitling the holder to acquire another share of the Company's stock at $1.00 per share, for up to five years from the date of issue. At the time of this acquisition, Ed Kaplan one of the Company's three directors, resigned and was replaced by James I. Golla, a designee of Assure Oil & Gas Corp.

The acquisition of Assure Oil was accounted for as a purchase. All the assets acquired and all the liabilities assumed of Assure Oil have been recorded at their fair values at the date of acquisition. Accordingly, Assure Oil's results of operations are included in the Company's Financial Statements from the effective date of acquisition, April 1, 2002.

Following its acquisition of Assure Oil, Assure Energy, through its new subsidiary Assure Oil, entered into a Share Purchase Agreement with the three shareholders (the "Westerra Shareholders") of Westerra 2000 Inc., an Alberta corporation engaged in the exploration, development and production of oil and gas properties primarily located in Saskatchewan, Canada.

On May 8, 2002, Assure Energy completed an equity financing with certain accredited investors, exempt from the registration provisions of the Securities Act of 1933, as amended by Rule 506 of Regulation D. In that financing, the Company received US$1,750,000 in exchange for 1,400,000 units, each unit consisting of one share of the Company's common stock and one common stock purchase warrant entitling the holder to acquire another share of the Company's common stock at $1.50 per share, for a period of four years commencing one year from the date of issuance

In April 2002 Assure Energy signed a $1,250,000 six-month promissory note with a foreign company. The note bore interest at the rate of 1% above the prime rate as charged by Citicorp. All interest and principal due on the note were payable on or before October 23, 2002. Subsequently, Assure Energy completed an equity financing on June 7, 2002 in which it issued 17,500 shares of Series A Preferred Stock with a stated value of $100 per share in exchange for US$1,750,000 and repaid the $1,250,000 six-month promissory note. The Series A Preferred Stock has a 5% dividend payable in cash or shares of Assure Energy's common stock and is cumulative from the date of issue.

The acquisition of Westerra is accounted for as a purchase. Thus, all of Westerra's assets acquired and all of Westerra's liabilities assumed have been recorded at their fair values at

                      Assure Energy, Inc. and Subsidiaries
                            F/K/A Inventoy.com, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


the date of the acquisition, which was agreed upon as April 1, 2002. Therefore Westerra's results of operations are included in the Company's Financial Statements from the date of acquisition as required by generally accepted accounting principles ("GAAP").

Both Assure Oil and Westerra are companies engaged in exploration and production of oil and natural gas and their primary assets are oil and natural gas properties. Accordingly, the prices to purchase these companies have primarily been attributed to such of oil and gas properties, as supported by petroleum and natural gas reserve valuations from reputable geological and petroleum engineering consultants. The following represents the allocation of the business purchase costs:

Recorded amount of oil and gas properties                          $2,587,351
Excess of the fair value of proven properties over their
   recorded amounts                                                 1,573,584
Other Net Assets Purchased                                            229,686
                                                                   ----------
     Total Purchase Costs                                          $4,390,621
                                                                   ==========


The following table represents unaudited consolidated pro forma as if Assure Energy, Assure Oil, and Westerra had been combined as of the beginning of the periods presented. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that actually would have resulted had Assure Energy, Assure Oil, and Westerra been a combined company during the specified periods.

                                                               Pro Forma Unaudited Combined
                                                      Six months ended                 Three months ended
                                                           June 30,                          June 30,
                                                    2002             2001             2002             2001
                                                    ----             ----             ----             ----

REVENUE
  Oil and Gas revenue                               $613,377          $13,081         $297,206           $8,681
  Other                                                8,784            3,961            7,306            3,459
                                                ------------     ------------     ------------     ------------
    Total Revenue                                   $622,161          $17,042         $304,512          $12,140
                                                ============     ============     ============     ============

NET LOSS                                           ($181,573)         ($1,041)         ($2,867)          $4,047
                                                ============     ============     ============     ============

NET LOSS PER SHARE - BASIC (a)                       ($0.008)         ($0.000)         ($0.000)          $0.000
                                                ============     ============     ============     ============
  (a) Reflects the effect of cumulative
      preferred stock dividends
WEIGHTED AVERAGE COMMON SHARES USED
  IN THE CALCULATION OF NET LOSS PER
  SHARE - BASIC                                   22,744,000       20,804,988       24,644,000       20,357,132
                                                ============     ============     ============     ============

                      Assure Energy, Inc. and Subsidiaries
                            F/K/A Inventoy.com, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

3. Promissory Notes Payable

On March 19, 2002 Assure Energy borrowed $100,000 and executed a 5% unsecured promissory note, with interest due from the date of the note.

4. Shareholders' Equity

On February 15, 2002 the Board of Directors of Assure Energy approved a plan, and filed an amended certificate of incorporation, to increase Assure Energy's authorized common stock. The new capitalization plan calls for an increase in Assure Energy's authorized common stock from 20,000,000 shares to 100,000,000 shares. There was no change in the number of authorized preferred stock that remained at 5,000,000 shares.

Assure Energy's Board of Directors, voted to forward split the outstanding common stock of Assure Energy, in the ratio of four (4) to one (1). The record date of the stock split was February 25, 2002 (the Record Date). Therefore, shareholders of record as of the close of business on the Record Date were eligible to receive an additional three shares for every one share they held in Assure Energy. As a result of the stock split the Company's 5,211,000 shares of common stock issued and outstanding before the stock split, were increased to 20,884,000 shares of common stock issued and outstanding.

ITEM 2.         PLAN OF OPERATION

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

        Assure O&G is actively engaged in the exploration, development, acquisition and production of petroleum and natural gas (P&NG) properties primarily located in Western Canada. In October 2000 Assure O&G commenced its oil and gas operations as part of an initiative to create cash flow by participating in a Farmout Agreement to drill a prospective Elkton zone natural gas well. To date, Assure O&G has acquired varying interests, through farmout participations, asset purchases, crown land sales and corporate acquisitions, of both producing and prospective P&NG properties in the Western Sedimentary Basin of Western Canada.

        On May 30, 2002 Assure O&G entered into a Share Purchase Agreement with the 3 shareholders of Westerra 2000 Inc. ("Westerra"), wherein Assure O&G acquired Westerra, an Alberta, Canada corporation engaged in the exploration, development and production of oil and gas properties primarily located in Saskatchewan, Canada.

        We plan to continue to explore, develop and acquire P&NG properties over the next twelve months to increase cash flow, and to build P&NG reserves. We anticipate engaging in an exploration program that could include infill drilling of current proved and producing properties, seismic interpretation of prospective properties and exploratory drilling. Acquisitions could include lands, licenses and leases, producing well bores and corporate acquisitions. We also may from time to time acquire, or enter into strategic alliances with, complementary businesses to achieve these objectives.

        We anticipate that our presently available capital resources together with expected oil and gas cash flow from our existing oil and gas production will be sufficient to fund our current oil and gas operations during the next twelve months. We intend to fund our acquisition strategy and new exploration programs during the next twelve months from oil and gas cash flow, working capital and sales of our securities. Our employee levels are expected to increase during the next twelve months in direct proportion to the anticipated expansion of our oil and gas exploration program and available cash resources. We do not presently anticipate any purchases or sales of plant or significant equipment other than the purchase of pump jacks which are used to enhance oil production and equipment utilized to transport gas to processing facilities. Alternatively, we may rent, lease or subcontract for the use of such equipment. We do no expect to engage in any material research and development activities during the next twelve months. The exploration of and drilling for oil and gas reserves is risky, uncertain and capital intensive. No assurance can be given that we will increase our oil and gas operations to the extent we anticipate or that if increased, our new acquisitions and exploration programs will prove to be successful.


PART II -- OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

        On April 23, 2002 we entered into an "Acquisition Agreement" (the "Acquisition Agreement") with Assure Oil and Gas Corp., an Ontario, Canada corporation ("Assure"); and the shareholders of Assure (the "Assure Shareholders"). The Acquisition Agreement principally involved our acquisition of all of Assure's issued and outstanding capital stock, making Assure a wholly owned subsidiary of ours, in exchange for 2,400,000 of our units (the "Units"), each Unit consisting of one share of our restricted common stock, one class A Warrant and one class B Warrant. The Class A Warrants, as amended, entitle the holder thereof to acquire one share of our common stock at $.50 per share at any time or from time to time during the four year period commencing on April 23, 2003 and expiring on April 22, 2007. The shares underlying the Class A Warrants have registration rights. The Class B Warrants, as amended, entitle the holder thereof to acquire one share of our common stock at $1.00 per share, at any time or from time to time during the four year period commencing on April 23, 2003 and expiring on April 22, 2007. The shares underlying the Class B Warrants have registration rights. The Units were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

        On April 23, 2002 we completed a $1,250,000 debt financing with Private Investment Company, Ltd., a Turks and Caicos Company. The debt was evidenced by our demand promissory note (the "Note") dated April 23, 2002 and bore interest at the rate of 1% above the prime rate charged by Citicorp. The Note was subsequently cancelled and the principal amount thereof was utilized to purchase $1,250,000 of our Series A Preferred Stock. The Note was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

        On May 8, 2002 we completed a $1,750,000 equity financing with three accredited persons pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D. In connection therewith, we issued an aggregate of 1,400,000 units at a purchase price of $1.25 per unit. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock (the "Warrant Shares") at a price of $1.50 per share for a period of four years commencing May 8, 2003. Both the Unit Shares and Warrant Shares have piggyback registration rights.

        As of June 1, 2002 we entered into a Preferred Stock Purchase Agreement with three persons pursuant to which we sold them 17,500 shares of our

Convertible Series A Preferred Stock (the "Preferred Stock") at a price of $100 per share (the "Stated Value") or an aggregate of $1,750,000. The Series A Preferred Stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. One of the purchasers was Private Investment Company Ltd. which pursuant to a Note Termination and Conversion Agreement with us dated as of June 1, 2002 terminated the April 23, 2002 Note referred to above and applied the $1,250,000 principal amount thereof to the purchase of 12,500 shares of our Series A Preferred Stock. The Series A Preferred Stock is convertible by the holder after 2 years, or if called for redemption by us, into units. The initial conversion price for the conversion of the Series A Preferred Stock is $1.50 of Stated Value. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant entitles the holder thereof to purchase one share of our common stock at a price of $1.75 per share at any time during the four year period commencing one year after the date of issuance. Piggyback registration rights apply to the shares underlying the common stock and warrants issuable upon conversion of the Preferred Stock.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 22, 2002 the holders of approximately 57% of our issued and outstanding common stock consented to the filing of an amendment to our Certificate of Incorporation to change our name from Inventoy.com Inc. to Assure Energy, Inc.

ITEM 5.         OTHER INFORMATION

        Effective August 1, 2002 Douglas Kaplan resigned from his positions as a director and our sole officer due to the shift in our business direction from a toy company to an oil and gas company and his desire to pursue his outside interests. James I. Golla, one of our directors, was appointed to fill all of the vacated officer positions.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                None.

        (b)     Reports on Form 8-K.

                During the period covered by this Report, on May 8, 2002 we filed a Current Report on Form 8-K dated April 23, 2002. Item 2 of the Form 8-K titled "Acquisition or Disposition of Assets" contained disclosure respecting our April 23, 2002 Acquisition Agreement with Assure Oil & Gas Corp. and the shareholders of Assure Oil & Gas Corp. Item 5 of the Current Report contained disclosures regarding (i) our completion of a $1,250,000 debt financing on April 23, 2002; and (ii) our completion of a $1,750,000 equity financing on May 8, 2002.

                During the period covered by this Report, on June 14, 2002 we filed a Current Report on Form 8-K dated May 30, 2002. Item 2 thereof contained disclosures regarding a May 30, 2002 Share Purchase Agreement among our wholly owned subsidiary, Assure Oil & Gas Corp. and the shareholders of Westerra 2000 Inc.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ASSURE ENERGY, INC.


Dated: August 14, 2002                        By: /s/ James I. Golla
                                                  ---------------------------
                                                  James I. Golla
                                                  President, Chief Executive
                                                    and Financial Officer


        The undersigned, the Chief Executive and Accounting Officer of the Registrant, certifies that this Report complies with all of the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: August 14, 2002                        By: /s/ James I. Golla
                                                  ---------------------------
                                                  James I. Golla