Form 10QSB
period 2002-09-30
ASSURE ENERGY INC
filed 2002-11-19
CIK 1136609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2002

                                           or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                        Commission file number 333-61714

                               ASSURE ENERGY, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       13-4125563
          ----------                                      ------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

           2750-140 4th Avenue S.W., Calgary, Alberta, Canada T2P 3N3
          -------------------------------------------------- ---------
               (Address of principal executive offices) (Zip Code)

                                 (403) 266-2787
                   ------------------------------------------
                (Issuer's telephone number, including area code)

          840 7th Avenue, Suite 1600, Calgary, Alberta T2P 3G2, Canada
    ----------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               since Last Report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,366,000 shares as at November 14, 2002

     Transitional  Small Business  Disclosure Format (check one). Yes ; No X
                                                                  ---     ---

                               ASSURE ENERGY, INC.
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                   Page Number

         Special Note Regarding Forward Looking Statements ..............................................3



                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................................................4

Item 2.  Plan of Operation..............................................................................12

Item 3   Controls and Procedures........................................................................13



                                   PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds......................................................13

Item 5.  Other Information..............................................................................14

Item 6.  Exhibits and Reports on Form 8-K...............................................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
    Consolidated Balance Sheet as at September 30, 2002......................................................5

    Consolidated Statements of Operations for the three and nine month periods ended
          September 30, 2002 and 2001........................................................................6

    Consolidated Statements of Cash Flows for the three and nine month periods ended
          September 30, 2002 ................................................................................7

    Notes to Consolidated Financial Statements...............................................................9

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                                              September 30,
                                                                                                   2002
                                                                                              -------------
                                                                                               (Unaudited)
Current Assets:
    Cash ............................................................................          $ 1,621,825
    Accounts receivable and other current assets ....................................              704,451
                                                                                               -----------

       Total current assets .........................................................            2,326,276

Oil and gas property, net of accumulated
    depletion of $310,673 ...........................................................            4,479,957
                                                                                               -----------

                                                                                               $ 6,806,233
                                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts payable and accrued liabilities ........................................          $    94,346
    Due to former shareholder of
     business acquired ..............................................................              225,000
                                                                                               -----------
       Total current liabilities
                                                                                                   319,346

Obligation for site restoration .....................................................               16,744
                                                                                               -----------

                                                                                                   336,090
                                                                                               -----------
Commitments and contingencies

Stockholders' Equity:
    Preferred stock, $100 stated value; 5,000,000
      shares authorized; 22,750 outstanding .........................................            2,275,000
    Common stock, $.001 par value; 100,000,000
      shares authorized; 15,366,000 shares
      issued and outstanding ........................................................               15,366
    Additional paid in capital ......................................................            4,408,149
    Accumulated deficit .............................................................              (80,862)
    Accumulated  other  comprehensive
    loss ............................................................................             (146,910)
    Subscription receivable .........................................................                 (600)
                                                                                               -----------

      Total stockholders' equity ....................................................            6,470,143
                                                                                               -----------

                                                                                               $ 6,806,233
                                                                                               ===========







           See Notes to Unaudited Consolidated Financial Statements.


                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Nine-Months Ended                       Three-Months Ended
                                                       September 30,                            September 30,
                                              ------------------------------          -----------------------------
                                                2002                2001                 2002               2001
                                              ------------       -----------          -----------          --------
                                                        (Unaudited)                             (Unaudited)
Revenue
    Oil and gas revenue ..........        $    685,967         $       --           $    388,761         $       --
    Other ........................              16,524                1,026                9,132                  216
                                          ------------         ------------         ------------         ------------

   Total revenue .................             702,491                1,026              397,893                  216
                                          ------------         ------------         ------------         ------------
Expenses
    Production expenses ..........             167,483                 --                 85,156                 --
    Royalties ....................             107,070                 --                 35,269                 --
    Depletion and site restoration             106,989                 --                 18,340                 --
    Interest .....................              25,060                 --                  2,979                 --
    General and administrative ...             307,761               16,984              159,656               11,469
                                          ------------         ------------         ------------         ------------

    Total Expenses ...............             714,363               16,984              301,400               11,469
                                          ------------         ------------         ------------         ------------
Net income (loss) ................             (11,872)             (15,958)              96,493              (11,253)

Other comprehensive (loss), net of
 tax on foreign exchange loss ....            (146,910)                --                (26,419)                --
                                          ------------         ------------         ------------         ------------


Comprehensive income (loss) ......        $   (158,782)        $    (15,958)        $     70,074         $    (11,253)
                                          ============         ============         ============         ============



Earnings per share
(Basic and diluted) ..............        $          *         $      (.001)        $       .003                    *
                                          ============         ============         ============         ============


Weighted average common shares
 outstanding (Basic and diluted) .          32,156,989           31,207,482           29,021,217           30,535,698
                                          ============         ============         ============         ============


* Amount is less than $.001.


















           See Notes to Unaudited Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine-Months Ended                     Three-Months Ended
                                                          September 30,                          September 30,
                                                       -------------------                   -------------------
                                                     2002               2001                2002               2001
                                                -------------      ------------         ------------         --------
                                                           (Unaudited)                            (Unaudited)
Cash flows from operating activities:

Net income (loss) .....................        $   (11,872)        $   (15,958)        $    96,493         $   (11,253)

Adjustments to reconcile net income
 (loss) to net cash (used in)
  provided by operating activities:
  Depletion and site restoration ........          224,686                --               142,359                --
Change in operating assets and
 liabilities:
  Accounts receivable and other
   current assets .....................           (237,393)               --               (82,071)               --
  Accounts payable and accrued expenses            (62,869)            (19,043)              3,684                --
                                               -----------         -----------         -----------         -----------

Net cash (used in) provided
 by operating activities ..............            (87,448)            (35,001)            160,465             (11,253)
                                               -----------         -----------         -----------         -----------

Cash flows from investing activities:
  Purchases of oil and gas properties             (568,371)               --              (466,458)               --
  Acquisition of businesses, net ....           (1,838,620)               --                  --                  --
                                               -----------         -----------         -----------         -----------

Net cash (used in)
 investing activities .................         (2,406,991)               --              (466,458)               --
                                               -----------         -----------         -----------         -----------

Cash flows from financing activities:
  Net proceeds of preferred
      stock offerings .................          2,275,000                --               525,000                --
  Net proceeds of private placement .            1,768,033              72,357                --                  --
  Proceeds of notes payable .........               97,505                --                  --                  --
  Payments of notes payable .........                 --                  --              (100,000)               --
                                               -----------         -----------         -----------         -----------

Net cash provided by
financing activities ..................          4,140,538              72,357             425,000                --
                                               -----------         -----------         -----------         -----------

Effect exchange rate changes on
 cash and cash equivalents ............            (41,563)               --               (26,419)               --
                                               -----------         -----------         -----------         -----------

Increase (decrease) in cash ...........          1,604,536              37,356              92,588             (11,253)

Cash, beginning of period .............             17,289              21,090           1,529,237              69,699
                                               -----------         -----------         -----------         -----------

Cash, end of period ...................        $ 1,621,825         $    58,446         $ 1,621,825         $    58,446
                                               ===========         ===========         ===========         ===========









           See Notes to Unaudited Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine-Months Ended                           Three-Months Ended
                                                          September 30,                                September 30,
                                                       -------------------                         -------------------
                                                         2002           2001                    2002                2001
                                                      ---------      ---------               ---------           ---------
                                                             (Unaudited)                              (Unaudited)
Supplemental disclosure of cash
 flow information:
    Cash paid during the period for
     Interest .........................        $         25,046        $      --          $       25,046        $        --
                                               ================        ===========        ==============        =============


Supplemental disclosure of non-cash
 financing activity:
    Common stock issued for acquisition        $      2,400,000        $      --          $         --          $        --
                                               ================        ===========        ==============        =============

    Common stock issued by subscription        $           --          $       600        $         --          $        --
                                               ================        ===========        ==============        =============










































           See Notes To Unaudited Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

          The accompanying financial statements include the accounts of Inventoy.com, Inc., ("Inventoy") which changed its name on May 1, 2002 to Assure Energy, Inc. ("Energy") and its wholly owned subsidiaries Inventoy.com International, Inc., Assure Oil & Gas Corp (f/k/a 1444232 Ontario, Inc.) ("Oil") and Westerra 2000 Inc. ("Westerra") (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the requirements of Form
          10-QSB  and  Regulation   S-B  as  applicable  to  interim   financial
          information.   Accordingly,   the  unaudited   consolidated  financial
          statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and to disclose contingent assets and liabilities at the date of the financial statements and their potential affect on the reporting period. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB for the year ended July 31, 2001 and to the Company's filings on Form 8-K dated August 27, 2002 to report the business acquisitions discussed in Note 2 below.

Note 2 - Acquisitions

          On  May  1,  2002  Inventoy.com,   Inc.  amended  its  Certificate  of
          Incorporation and changed its name to Assure Energy, Inc.

          On March 14, 2002, the Inventoy signed an asset purchase agreement with Inventoy.com International, Inc., through which Inventoy.com International, Inc. assigned all of its rights, titles and exclusive interests in its patents, trademarks, trade names, technical processes, know-how and other intellectual property that was associated with its business, including the twenty seven (27) toy designs to Inventoy.com, in exchange for all of the outstanding shares of Inventoy.com International, Inc., (100 shares, par value $.001). With this reorganization and the following business acquisitions, the Inventoy, and its subsidiaries intends to continue to develop oil and gas properties.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Acquisitions - continued

          Effective April 1, 2002 Energy (formerly Inventoy) acquired all of the issued and outstanding shares of common stock of Oil for 2,400,000 units, each unit consisting of one share of the Company's common stock, one A warrant entitling the holder to acquire another share of the Company's common stock at $.50 per share, for up to five years from the date of issue and one B warrant entitling the holder to acquire another share of the Company's stock at $1.00 per share, for up to five years from the date of issue. At the time of this acquisition, Ed Kaplan one of the Company's three directors, resigned and was replaced by James I. Golla, a designee of Assure Oil & Gas Corp.

          Accordingly, the acquisition of Oil was accounted for as a purchase. All the assets acquired and all the liabilities assumed of Oil have been recorded at their fair values at the date of acquisition. Accordingly, Oil's results of operations are included in the Company's financial statements from the effective date of acquisition, April 1, 2002.

          Following its acquisition of Oil, Energy, through its new subsidiary Oil, entered into a Share Purchase Agreement with the three shareholders of Westerra 2000 Inc., an Alberta corporation engaged in the exploration, development and production of oil and gas properties primarily located in Saskatchewan, Canada.

          Accordingly, the acquisition of Westerra was accounted for as a purchase. All the assets acquired and all the liabilities assumed of Westerra have been recorded at their fair values at the date of acquisition. Accordingly, Westerra's results of operations are included in the Company's financial statements from the effective date of acquisition, April 1, 2002.

          Both Oil and Westerra are engaged in the exploration and production of oil and natural gas and their primary assets are oil and natural gas properties. Accordingly, the prices to purchase these companies have primarily been attributed to such oil and gas properties, as supported by petroleum and natural gas reserve valuations from reputable geological and petroleum engineering consultants. The following represents the allocation of the business purchase costs:

           Recorded amount of oil and gas properties                    $2,587,351
           Excess of the fair value of proven properties over
             their recorded amounts                                      1,573,584
           Other Net Assets Purchased                                      229,686
                                                             ---------------------
               Total Purchase Costs                                     $4,390,621
                                                             =====================

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Acquisitions - continued

          The following table represents unaudited consolidated pro forma information as if Energy, Oil and Westerra had been combined as of the beginning of the periods presented. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that actually would have resulted had Energy, Oil, and Westerra been a combined company during the specified periods.

                          Pro Forma Unaudited Combined

                                        Nine months ended                Three months ended
                                          September 30,                     September 30,
                                         --------------                     -------------
                                     2002              2001             2002               2001
                                     ----              ----             ----               ----
 REVENUE
Oil and Gas revenue .....        $1,002,138        $   36,727        $  388,761        $   16,659
Other ...................            17,341            18,797             9,132            12,932
                                 ----------        ----------        ----------        ----------
            Total Revenue        $1,019,479        $   55,524        $  397,893        $   29,591
                                 ==========        ==========        ==========        ==========

 NET INCOME(LOSS)                $ (85,642)        $  (21,706)       $   66,493        $  (11,380)
                                 ==========        ==========        ==========        ===========

NET INCOME (LOSS) PER
SHARE - BASIC (a) ...            $   (.002)        $    (.001)       $     .003        $   (.0004)

(a)Reflects the effect
of cumulative preferred
 stock dividends

WEIGHTED AVERAGE COMMON SHARES
USED IN CALCULATION

SHARE - BASIC                    32,156,989        31,207,482        29,021,217        30,535,698


Note 3 - Notes Payable

          On March 19, 2002 Energy borrowed $100,000 and executed a 5% unsecured promissory note, with interest due from the date of the note. This note was paid in full on September 3, 2002.

Note - 4 Shareholders' Equity

          In April 2002 Energy signed a $1,250,000 six-month promissory note with a foreign company. The note bore interest at the rate of 1% above the prime rate as charged by Citicorp. All interest and principal due on the note were payable on or before October 23, 2002. Subsequently, Energy completed an equity financing on June 7, 2002 in which it issued 17,500 shares of Series A Preferred Stock with a stated value of $100 per share in exchange for $1,750,000 and repaid the $1,250,000 six-month promissory note. The Series A Preferred Stock has a 5% dividend payable in cash or shares of Energy's common stock and is cumulative from the date of issue.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note - 4 Shareholders' Equity - continued

          On May 8, 2002, Energy completed an equity financing with certain accredited investors, exempt from the registration provisions of the Securities Act of 1933, as amended by Rule 506 of Regulation D. In that financing, the Energy received $1,750,000 in exchange for 1,400,000 units, each unit consisting of one share of the Company's common stock and one common stock purchase warrant entitling the holder to acquire another share of the Company's common stock at $1.50 per share, for a period of four years commencing one year from the date of issuance.

          On August 27, 2002 Energy entered into a Preferred Stock Purchase Agreement to sell 5,250 shares of the Company's Convertible Series B Preferred Stock ("Series B") at a price of $100 per share. The Series B includes the right of the holder to receive a 5% cumulative dividend, payable annually in cash or common stock of the Company, and the right to convert Series B into units commencing on the second anniversary of the issuance date. Each unit consists of one share of the Company's common stock and one common stock purchase warrant exercisable to purchase one share of the Company's common stock at a price of $2.00 per share, at any time during the four year period commencing one year from the date of issuance of the units. The initial conversion price is $1.75 for each unit. The Company's rights include redemption of Series B, at any time after the date of issuance, upon 21 days prior written notice of redemption to the holder, at a price of $105 per share plus all accrued and unpaid dividends. The Company shall have the right of automatic redemption on the fifth anniversary of the issuance date at $105 per share plus all accrued and unpaid dividends.

          On August 27, 2002 Energy entered into a Stock Exchange Agreement with certain founders, then present shareholders and former officers and directors of Energy to reacquire the assets of Inventoy International.com in exchange for 100% of their common stock in Energy, which consisted of 14,440,000 shares of common stock. After the transaction Energy cancelled these shares and returned them to the status of authorized but unissued shares of common stock.

          The board of directors authorized a 3-for-2 common stock split with a record date of September 30, 2002. All share and per share information has been restated to reflect this stock split.

     ITEM 2. PLAN OF OPERATION

     The following discussion of our plan of operation for the next twelve months should be read together with, and is qualified in its entirety by the more detailed information, including the financial statements, appearing elsewhere in this document.

     We were incorporated on August 11, 1999 in the state of Delaware with the objective to license toy designs to toy manufacturers and to act as a toy inventor's agent in licensing toy designs developed by others. We expected to market such toy designs by both direct meetings with toy manufacturers' representatives and through a web site that could give manufacturers the opportunity to review pictures and descriptions of new inventions at a single source to decide whether a face-to-face meeting would be useful. Given the effect of an overcrowded .com business environment, no operations in this area were ever commenced. Accordingly we looked at other ventures of merit for corporate participation as a means of enhancing shareholder value. This strategy resulted in our April 23, 2002 Acquisition Agreement with Assure Oil & Gas Corp. ("Assure O&G").

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

     We anticipate that our presently available capital resources together with expected oil and gas cash flow from our existing oil and gas production will be sufficient to fund our current oil and gas operations during the next twelve months. We intend to fund our acquisition strategy and new exploration programs during the next twelve months from oil and gas cash flow, working capital, sales of our securities and other available sources of financing. Our employee levels are expected to increase during the next twelve months in direct proportion to the anticipated expansion of our oil and gas exploration program and available cash resources. We do not presently anticipate any purchases or sales of plant or significant equipment other than the purchase of pump jacks which are used to enhance oil production and equipment utilized to transport gas to processing facilities. Alternatively, we may rent, lease or subcontract for the use of such equipment. We do no expect to engage in any material research and development activities during the next twelve months. The exploration of and drilling for oil and gas reserves is risky, uncertain and capital intensive. No assurance can be given that we will increase our oil and gas operations to the extent we anticipate or that if increased, our new acquisitions and exploration programs will prove to be successful.

ITEM 3. CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 27, 2002 we entered into a Stock Exchange Agreement (the "Agreement") with Inventoy.com International, Inc. ("Inventoy"), Kaplan Design Group, Douglas Kaplan, Ed Kaplan and Ron Beit-Halachmy. At the time of the Agreement, Kaplan Design Group, Douglas Kaplan, Ed Kaplan and Ron Beit-Halachmy (collectively the "Shareholders") owned an aggregate of 14,400,000 shares of our common stock (the "Shares"). Pursuant to the Agreement, the Shareholders exchanged the Shares for all of the issued and outstanding shares of Inventoy, our inactive wholly-owned subsidiary. Inventoy owns patents, trademarks, tradenames, technical processes, know-how and other intellectual property intended to be utilized in a business involving the licensing of toy designs developed by others (the "Inventoy Assets"). The Shareholders include certain founders of ours that contributed (the "Contribution") the Inventoy Assets to us upon our formation. The Shares had been received by the Shareholders in consideration of the Contribution. The decision to sell Inventoy to the Shareholders was based upon the determination that Inventoy did not fit into our current operations. Pursuant to the Agreement, the Shares have been cancelled and returned to the status of authorized but unissued shares.

     Effective the close of business on September 17, 2002 we affected a 3:2 forward stock split (the "Stock Split"). The record date for the Stock Split was September 10, 2002 (the Record Date"). Shareholders of record as of the close of business on the Record Date were eligible to receive an additional share of common stock for every two shares then owned by them. The payment date for the Stock Split was following the close of business on September 17, 2002 (the "Payment Date"). The shares were sent to our shareholders on the Payment Date or as soon thereafter as was practicable. The shareholders were not required to surrender their existing certificates to receive the shares pursuant to the Stock Split. As adjustment was made to the price of our common stock as of the commencement of trading on September 18, 2002 to reflect the Stock Split. All persons that purchased shares of our common stock subsequent to the Record Date but prior to September 18, 2002 that still owned such shares on September 18, 2002 were entitled to the benefit of the Stock Split through the due bills process.

     As of August 27, 2002 we entered into a Preferred Stock Purchase Agreement with one person pursuant to which we sold such person 5,250 shares of our Convertible Series B Preferred Stock (the "Preferred Stock") at a price of $100 per share (the "Stated Value") or an aggregate of $525,000. The Series B Preferred Stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Series B Preferred Stock is convertible by the holder after 2 years, or if called for redemption by us, into units. The initial conversion price for the conversion of the Series B Preferred Stock is $1.75 of Stated Value. Each unit consists of one share of our common stock (the "Unit Shares") and one common stock purchase warrant. Each warrant entitles the holder thereof to purchase one share of our common stock (the "Warrant Shares") at a price of $2.00 per share at any time during the four-year period commencing one year after the date of issuance. Piggyback registration rights apply to the Unit Shares and Warrant Shares issuable upon conversion of the Preferred Stock.

ITEM 5. OTHER INFORMATION

     Effective September 12, 2002 James Golla resigned from his positions as our president and chief executive officer. The vacant president and chief executive officer positions were immediately filled by Suzanne West who entered into a three year employment agreement with us dated as of September 12, 2002. On the same date, Suzanne West and Harvey Lalach were appointed to our board of directors. The West employment agreement provides for an annual base salary of CDN$100,000 together with various performance based bonuses related to our reaching certain oil and gas production bench marks. On November 8, 2002 Ms. West advised us that she would be resigning effective not later than December 31, 2002 pursuant to the "Termination Without Good Reason" provision of the employment agreement, to pursue other interests.

     Effective September 23, 2002, Cameron Smigel was appointed as our vice president-finance and chief financial officer, pursuant to a two year employment agreement with us which became effective as of September 23, 2002. The Smigel employment agreement provides for an annual base salary of CDN$86,000. On November 13, 2002 Mr. Smigel advised us that he would be resigning effective not later than December 31, 2002 pursuant to the "Termination Without Good Reason" provision of the employment agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

       10.1 Employment Agreement dated as of September 12, 2002 between Registrant and Suzanne L. West
       99.1     Certificate of Chief Executive Officer
       99.2     Certificate of Chief Financial Officer

(b)      Reports on Form 8-K.

     On July 9, 2002 we filed an amended Current Report on Form 8K/A dated April 23, 2002. Item 7 thereof contained financial statements for 1444232 Ontario Inc. (presently known as Assure Oil & Gas Corp.) as well as pro forma financial statements.

     On August 13, 2002 we filed an amended Current Report on Form 8K/A dated May 30, 2002. Item 7 thereof contained financial statements for Westerra 2000 Inc. as well as pro forma financial statements.

     On September 11, 2002 we filed a Current Report on Form 8K dated August 27, 2002. The Current Report contained disclosures with respect to Items 2 (Acquisition or Disposition of Assets), 5 (Other Events) and 7 (Financial Statements, ProForma Financial Information and Exhibits).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ASSURE ENERGY, INC.


Dated:  November 18, 2002          By:   SUZANNE WEST
                                         ---------------------------------------
                                         Suzanne West
                                         President and Chief Executive Officer

                                 CERTIFICATIONS

     I, Suzanne West, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Assure Energy, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  November 18, 2002   /S/SUZANNE WEST
                             --------------------------------------------
                             Name:     Suzanne West
                             Title:    Principal Executive Officer

                                 CERTIFICATIONS

     I, Cameron Smigel, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Assure Energy, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  November 18, 2002    /S/CAMERON SMIGEL
                              --------------------------------------------
                              Name:     Cameron Smigel
                              Title:    Principal Financial Officer

                                                                   EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made as of the 12th day of September, 2002 (the "Commencement Date"), and is by and between ASSURE ENERGY, INC., a Delaware corporation with an office at 1600, 840-7th Avenue S.W., Calgary, Alberta, T2P 3G2 (hereinafter "Company"), and SUZANNE L. WEST with an address at 627 17th Ave N.W., Calgary, Alberta, T2M 0N6, (hereinafter the "Executive").

                              W I T N E S S E T H :
                               - - - - - - - - - -

     WHEREAS, Executive has been employed by the Company since August 26, 2002 in the capacity of Vice President of Engineering; and

     WHEREAS, the Company wishes Executive to resign from her present position and to retain the services of Executive to serve as President, Chief Executive Officer and in such other capacities as the Company and Executive shall mutually agree in accordance with the following terms, conditions and provisions; and

     WHEREAS, Executive wishes to perform such services for and on behalf of Company, in accordance with the terms, conditions and provisions of this Agreement; and

     WHEREAS, Executive is entitled to receive stock options from the Company dated August 26, 2002, which she has agreed to incorporate into this Agreement pursuant to Section 6.2 hereof.

     NOW, THEREFORE, in consideration of the mutual covenants and conditions herein contained the parties hereto intending to be legally bound hereby agree as follows:

     1. EMPLOYMENT. Company hereby employs Executive and Executive accepts such employment and shall perform her duties and the responsibilities provided for herein in accordance with the terms and conditions of this Agreement.

     2. EMPLOYMENT STATUS. Executive shall at all times be Company's employee subject to the terms and conditions of this Agreement.

     3. TERM. Unless earlier terminated pursuant to terms and provisions of this Agreement, this Agreement shall have a term (the "Term") of three (3) years from the Commencement Date. The Term shall automatically renew for successive one-year terms thereafter unless either party delivers written notice of termination to the other at least 60 days prior to the end of the initial three-year Term or any succeeding one-year Term.

     4. POSITION. During Executive's employment hereunder, Executive shall serve as President and Chief Executive Officer of the Company and shall work exclusively for the Company. In such position, Executive shall have the
customary  powers,   responsibilities   and
authorities of such position in corporations of the size, type and nature of Company including being generally responsible for the day-to-day operations of Company's business. Executive shall perform such duties and exercise such powers commensurate with her position and responsibilities as shall be determined from time to time by the Board of Directors of Company (the "Board"). Neither Executive's title nor any of her functions shall be changed, diminished or adversely affected during the Term without written direction from the Board. Executive shall be provided with an office, staff and other working facilities at the executive offices of Company consistent with her position and as required for the performance of her duties.

     5. LOCATION. During Executive's employment hereunder, Executive shall be based at the Company's offices in Calgary, Alberta. In the event that, as a condition to continued employment by the Company, Executive shall be required to relocate more than 100 miles from Calgary, Alberta, the Company will provide Executive with a living allowance of US$1,000 per month if moved to the United States or CDN$1,000 per month if moved within Canada and will be responsible for Executive's reasonable expenses related to such move.

     6. COMPENSATION. For the performance of all of Executive's services to be rendered pursuant to the terms of this Agreement, Company will pay and Executive will accept the following compensation:

          6.1 . BASE SALARY. During the Term, Company shall pay Executive an initial base yearly salary of CDN$100,000 (the "Base Salary") payable in equal monthly installments. Such Base Salary shall not be decreased during the Term. Executive's Base Salary, as in effect from time to time, is hereinafter referred to as the "Executive's Base Salary." The Company shall deduct and withhold from Executive's compensation all necessary or required taxes, including but not limited to Executive's statutory income tax withholding and employment insurance contributions, and any other applicable amounts required by law or any taxing authority.

          6.2 . STOCK OPTIONS. The Company hereby grants Executive stock options to acquire an aggregate of 200,000 common shares of Company stock at a price of US$2.75 per share. The stock options in the form annexed hereto as
     Schedule 6.2 will be non-statutory, will be dated as of August 26, 2002, and will be exercisable, upon vesting, at any time during the five year period that commenced August 26, 2002. The stock options will contain anti-dilution provisions which will provide for adjustments to the exercisable price and amount of shares issuable upon exercise under certain circumstances including the Company's recently announced 3:2 forward stock split. The first 100,000 options vest on the earlier of August 26, 2003 or the Company's achieving 1,000 barrels of oil per day or its natural gas equivalent ("boe/d") based upon an industry ratio where 10 cubic feet of gas is deemed the equivalent of 1 barrel of oil (the "Initial Vesting Period"). The remaining 100,000 options vest on the first anniversary of the Initial Vesting Period. The options are further subject to any applicable regulatory requirements.

          6.3. PERFORMANCE BONUS. In the event that the Company achieves oil and gas production in the time frames as described in (a) to (f) below (the "Production Benchmarks") and/or the Company acquires, merges or legally combines with another corporation (the "Combined Company") and the Combined Company meets or exceeds the Production

     Benchmarks during Executive's active employment with the Company pursuant to this Agreement, then the Company shall pay to Executive bonuses as follows:

          (a) If the Company's total daily production equals or exceeds 750 boe/d and the Company sustains such production for 100 consecutive days at any time during the first twelve months of Executive's active employment with the Company pursuant to this Agreement, the Company shall pay to Executive a bonus of CDN$50,000 (the "First Bonus). The First Bonus shall be payable at the Executive's option, either in cash, common stock of the Company ("Common Stock") or a combination of both.

          (b) If the Company's total daily production equals or exceeds 1,500 boe/d and the Company sustains such production for 100 consecutive days at any time during the first twenty-four months of Executive's active employment with the Company pursuant to this Agreement, the Company shall pay to Executive a bonus of CDN$75,000 (the "Second Bonus"). The Second Bonus shall be payable, at Executive's option, either in cash, Common Stock or a combination of both.

          (c) If the Company's total daily production equals or exceeds 2,250 boe/d and the Company sustains such production for 100 consecutive days at any time during the first twenty-four months of Executive's active employment with the Company pursuant to this Agreement, the Company shall pay to Executive a bonus of CDN$100,000 (the "Third Bonus"). The Third Bonus shall be payable at Executive's option, either in cash, Common Stock or a combination of both.

          (d) If the Company's total daily production equals or exceeds 3,000 boe/d and the Company sustains such production for 100 consecutive days at any time during the first twenty-four months of Executive's active employment with the Company pursuant to this Agreement, the Company shall pay to Executive a bonus of CDN$150,000 (the "Fourth Bonus"). The Fourth Bonus shall be payable, at Executive's option either in cash, Common Stock or a combination of both.

          (e) If the Company's total daily production equals or exceeds 3,750 boe/d and the Company sustains such production for 100 consecutive days at any time during the first thirty-six months of Executive's active employment with the Company pursuant to this Agreement, the Company shall pay to Executive a bonus of CDN$150,000 (the "Fifth Bonus"). The Fifth Bonus shall be payable, at Executive's option, either in cash, Common stock or a combination of both.

          (f) If the Company's total daily production equals or exceeds 4,500 boe/d and the Company sustains such production for 100 consecutive days at any time during the first thirty-six months of Executive's active employment with the Company pursuant to this Agreement, the Company shall pay to Executive a bonus of CDN$150,000 (the "Sixth Bonus"). The Sixth Bonus shall be payable, at Executive's option either in cash, Common Stock or a combination of both.

          (g) In connection with this Section 6.3 and for purposes of the Company's business operations, Executive understands and agrees that the Company reserves the right to shut in all wells that are not producing at profitable levels.

     7. EXECUTIVE BENEFITS.


          7.1. Executive shall be entitled to receive three (3) weeks paid vacation per year. If such vacation time is not taken by Executive in the then current year, Executive at her option may accrue vacation or receive compensation in lieu thereof at one-half the then current level of Executive's Base Salary.

          7.2. Reasonable travel, entertainment, continuing professional education and other business expenses actually incurred by Executive in the performance of her duties hereunder shall be reimbursed by Company in accordance with Company policies as in effect from time to time.

     8. TERMINATION.


          8.1. TERMINATION BY COMPANY WITHOUT CAUSE. Subject to Section 8.6 hereof, the Company shall have the right to terminate Executive's employment hereunder without cause by giving Executive written notice to that effect. Any such termination of employment shall be effective on the date specified in such notice.

          8.2. TERMINATION BY COMPANY FOR CAUSE. Subject to Section 8.6 hereof, the Company shall have the right to terminate this Agreement and Executive's employment hereunder "for cause" by giving Executive written notice to that effect. Any such termination of employment shall be effective on the date specified in such notice. For the purpose of this Agreement, "for cause" shall mean (i) commission of a willful act of dishonesty in the course of Executive's duties hereunder, (ii) conviction by a court of competent jurisdiction of a criminal offense or a crime constituting a felony or conviction in respect of any act involving fraud, dishonesty or moral turpitude resulting in Company's detriment or reflecting upon Company's integrity (other than traffic infractions or similar minor offenses), or (iii) a material breach by Executive of the terms of this Agreement and failure to cure such breach within 30 days after receipt of written notice from Company specifying the nature of such breach or to pay compensation to Company deemed reasonable by Company if the breach cannot be cured.

          8.3. DEATH, INCAPACITATION OR DISABILITY.

               (a) Subject to Section 8.6 hereof, if Executive dies during her employment hereunder, this Agreement shall terminate upon the date of Executive's death.

               (b) Subject to Section 8.6 hereof, in the event Executive suffers Total and Permanent Disability, Company may terminate Executive's employment. "Total and Permanent Disability" means any condition affecting Executive that prevents the performance of the essential job functions and which is expected to be of a long, continued and indefinite duration which has caused Executive's absence from service, after providing to Executive reasonable accommodation to perform the requirements of the job if required by law, for not less than 100 consecutive days during any 12 month period or for such shorter periods aggregating

                    100 days during any 12 month period. In such instance, a determination of the existence of Executive's disability and of the duration of the disability may be made by written agreement between Company and Executive, or Executive's legally appointed guardian if Executive then is incompetent. If the parties do not agree, such determination shall be made, and certified in writing, by a licensed physician and not an employee of Company, and such physician's determination, after the proper medical examination, shall be binding and conclusive upon the parties to this Agreement. If Executive is found to be totally disabled, Executive shall be deemed to remain disabled until found otherwise by the examining physician. Should disability commence within six months after termination of a prior period of disability, and should the later disability be related to the same sickness or injury which results from any earlier disability, then the later period of disability shall be considered to have consecutively followed the earlier period of disability. Whether the later disability is related to the same sickness or injury which resulted in the earlier disability shall be determined in the same manner provided above for determining disability.

          8.4. TERMINATION BY EXECUTIVE FOR GOOD REASON.

               (a) Subject to Section 8.6 hereof, Executive shall have the right to terminate this Agreement and her employment hereunder for "good reason" if (A) Executive shall have given Company prior written notice of the reason therefor,
                    (B) such notice shall have been given to Company within fifteen (15) days after Executive is notified or otherwise first learns of the event constituting "good reason," and
                    (C) a period of fifteen (15) days following receipt by Company of such notice shall have lapsed and the matters which constitute or give rise to such "good reason" shall not have been cured or eliminated by Company; PROVIDED, HOWEVER, that if such matters are of a nature that same cannot be cured or eliminated within such fifteen (15) day period, such period shall be extended up to forty five (45) days, provided that Company shall take and diligently pursue during such period such action necessary to cure or eliminate such matters. In the event Company shall not take such action within such period, Executive may send another notice to Company electing to terminate her employment hereunder and, in such event, Executive's employment hereunder shall terminate and the effective date of such termination shall be the third business day after Company shall have received such notice.

               (b) For the purpose of this Agreement, "good reason" shall mean the occurrence of any of the following without Executive `s prior written consent:

                    (A)  Requiring  Executive to engage in (x) an illegal act or
                         (y) an act which is inconsistent with prior practices of Company and which could reasonably be deemed to be materially damaging or detrimental to Executive;

                    (B) A default by Company in the payment of any material sum or the provision of any material benefit due to Executive pursuant to this Agreement;

                    (C) The failure of Company to obtain the assumption of this Agreement by any successor to substantially all of the assets or business of Company; or

                    (D) Any material breach by Company of any provision of this Agreement which is not corrected by Company or, if the breach cannot be corrected, as to which Company fails to pay to Executive reasonable compensation for such breach, within 60 days following receipt by Company of written notice from Executive specifying the nature of such breach.

               8.5.  TERMINATION  BY EXECUTIVE  WITHOUT GOOD REASON.  Subject to
          Section 8.6 hereof, Executive shall have the right to terminate this Agreement and her employment hereunder without good reason by giving Company 60 days prior written notice to that effect. The termination of employment shall be effective on the date specified in such notice, or earlier, at the determination of Company, in which event such termination shall remain classified as a termination by Executive without good reason.

               8.6. CONSIDERATION.

               (a)  If Company  terminates this Agreement  "without cause" under
                    Section 8.1 or if Executive terminates this Agreement for "good reason" under Section 8.4, then Executive shall be entitled to receive, and Company shall pay to Executive:

                    (i) 75% of the total Base Salary remaining for the Term without reduction for present valuation not later than the next regularly scheduled payment date in accordance with Section 6.1;

                    (ii) any  business   expenses  to  be  reimbursed   but  not
                         reimbursed under Section 7 not later than the next regularly scheduled payment date in accordance with
                         Section 7;

                    (iii)any  amounts  owing or which may  subsequently  be owed under Section 6.3 not later than when payment would otherwise be due in accordance with Section 6.3; provided, however, that if payment is not made in a timely manner under this Section 8.6(a) and it is fully and finally determined in accordance with Section 12 that Executive was terminated without cause, then Company shall pay to Executive, and the Arbitrator shall award, Executive two (2) times the amount due to, and not timely paid to, Executive under this Section 8.6(a); it being understood that such additional amount is not a penalty but liquidated damages to Executive as compensation for damage to reputation which such damages would be difficult to quantify.

               (b)  If Company  terminates  this  Agreement  "with  cause" under
                    Section 8.2, or if Executive terminates this Agreement for other than "good reason" under Section 8.5, or if this Agreement is terminated as a result of the death of
                    Executive under Section 8.3, then Executive shall be entitled to receive, and Company shall pay to Executive, or, in the case of death, Executive's administrator:

                    (i) 25% of the accrued but unpaid Base Salary through the date of Termination or death not later than the next regularly scheduled payment date in accordance with
                         Section 6.1;

                    (ii) any  business   expenses  to  be  reimbursed   but  not
                         reimbursed under Section 6 not later than the next regularly scheduled payment date in accordance with
                         Section 6;

                    (iii)any amounts  owing  under  Section 6.3 through the date of Termination not later than when payment would otherwise be due in accordance with Section 6.3.

               (c) If this Agreement is terminated as a result of the disability of Executive under Section 8.3, then Executive shall be entitled to receive, and Company shall pay to
                    Executive:

                    (i) the accrued but unpaid Base Salary through the date three months after the date of Termination not later than the next regularly scheduled payment date in accordance with Section 6.1;

                    (ii) any  business   expenses  to  be  reimbursed   but  not
                         reimbursed under Section 7 not later than the next regularly scheduled payment date in accordance with
                         Section 7;

                    (iii)any amounts  owing  under  Section 6.3 through the date of Termination not later than when payment would otherwise be due in accordance with Section 6.3, and 50% of any amounts which may be subsequently owed under
                         Section 6.3 not later than when payment would be otherwise due in accordance with Section 6.3.

               (d) If the Company terminates this Agreement "without cause" under Section 8.1; if Executive terminates this Agreement for "good reason" under Section 8.4; or if this Agreement is terminated as a result of the disability of Executive under
                    Section 8.3, all options received by Executive under Section
                    6.2 will be deemed to have vested, and Executive may thereafter have 90 days to exercise all such options following which time all such non-exercised options shall become void and of no further effect.

               (e)  If the Company  terminates  this Agreement "for cause" under
                    Section 8.2; if Executive terminates this Agreement "without good reason" under Section 8.5; or if Executive dies during her employment hereunder, all options received by Executive under Section 6.2 shall become immediately void and of no further effect.

     9. INTELLECTUAL PROPERTY. During the term of this Agreement, Executive shall disclose immediately to Company all ideas and inventions that she makes, conceives, discovers or develops during the course of employment with Company, including but not limited to any inventions, modifications, discoveries, developments, improvements, trademarks, computer programs, processes, products or procedures (collectively "Work Product") that: (i) relates to the business of Company; or (ii) results from tasks assigned to Executive by Company; or (iii) results from the use of the premises or property (whether tangible or intangible) owned, leased or contracted for or by Company. Executive agrees that any Work Product shall be the sole and exclusive property of Company without the payment of any royalty or other consideration except for the compensation paid to Executive hereunder. Executive agrees that during the term of this Agreement and thereafter, upon the request of Company and at its expense, she shall execute and deliver any and all applications, assignments and other instruments which Company shall deem necessary or advisable to transfer to and vest in Company Executive's entire right, title and interest in and to all such ideas, inventions, trademarks  or other  developments  and to apply  for and to obtain  patents  or copyrights for any such patentable or copyrightable ideas, inventions, trademarks and other developments.

     10. NON-DISCLOSURE OF INFORMATION.


     10.1.Executive  acknowledges  that by  virtue of her  position  she will be privy to Company's confidential information and trade secrets, as they may exist from time to time, and that such confidential information and trade secrets may constitute valuable, special, and unique assets of Company (hereinafter collectively "Confidential Information"). Accordingly, Executive shall not, during the Term and for a period of five (5) years thereafter, intentionally disclose all or any part of the Confidential Information to any person, firm, corporation, association or any other entity for any reason or purpose whatsoever, nor shall Executive and any other person by, through or with Executive, during the term and for a period of five (5) years thereafter, intentionally make use of any of the Confidential Information for any purpose or for the benefit of any other person or entity, other than Company, under any circumstances.

     10.2.Company and Executive agree that a violation of the foregoing covenants will cause irreparable injury to Company, and that in the event of a breach or threatened breach by Executive of the provisions of this Section 10, Company shall be entitled to an injunction restraining Executive from disclosing, in whole or in part, any Confidential Information, or from rendering any services to any person, firm, corporation, association or other entity to whom any such information, in whole or in part, has been disclosed or is threatened to be disclosed in violation of this Agreement. Nothing herein stated shall be construed as prohibiting Company from pursuing any other rights and remedies, at law or in equity, available to Company for such breach or threatened breach, including the recovery of damages from Executive.

     10.3.Notwithstanding   anything   contained  in  this  Section  10  to  the
          contrary, "Confidential Information" shall not include (i) information in the public domain as of the date hereof, (ii) information which enters the public domain hereafter through no fault of Executive,
          (iii) information created, discovered or developed by Executive independent of her association with Company, provided that such information is supported by accompanying documentation of such independent development. Nothing contained in this Section 10 shall be deemed to preclude the proper use by Executive of Confidential Information in the exercise of her duties hereunder or the disclosure of Confidential Information required by law

     11. RESTRICTIVE COVENANT.


     11.1.COVENANT NOT TO COMPETE. During the Term and for a period of one (1) year after the termination of this Agreement, Executive covenants and agrees that she shall not own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management, operation, or control, whether directly or indirectly, as an individual on her own account, or as a partner, member, joint venturer, officer, director or shareholder of a corporation or other entity, of any business which competes directly with the business conducted by Company at the time of the termination or expiration of this Agreement. Notwithstanding the foregoing, (i) nothing in this
          Section 11 shall prohibit Executive from owning up to 5% of the outstanding voting capital stock of any corporation or other entity which is a reporting company under Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended, and (ii) in the event of a termination by Company, such restriction shall apply only if Company has paid to Executive all amounts required and is otherwise in compliance with Section 8 hereof. The foregoing shall not preclude Executive or any affiliate thereof from any consulting arrangement which may be entered into from time to time with Company, or its affiliate.

          11.2. ENFORCEABILITY. Executive acknowledges that the restrictions contained in this Section 11 are reasonable. In that regard, it is the intention of the parties to this Agreement that the provisions of this
     Section 11 shall be enforced to the fullest extent permissible under the law and public policy applied in each jurisdiction in which enforcement is sought. Accordingly, if any portion of this Section 11 shall be adjudicated or deemed to be invalid or unenforceable, the remaining portions shall remain in full force and effect, and such invalid or unenforceable portion shall be limited to the particular jurisdiction in which such adjudication is made.

     12. ARBITRATION. Other than with respect to a proceeding for injunctive relief referred to herein, any controversy or claim arising out of or relating to this Agreement, the performance thereof or its breach or threatened breach shall be settled by arbitration in Calgary, Alberta or other mutually acceptable place in accordance with the then governing rules of the Canadian Arbitration Association. The finding of the arbitration panel or arbitrator shall be final and binding upon the parties with the costs of arbitration to be equally borne by the plaintiffs and the defendants, i.e. the costs borne by defendant side in the arbitration, whether single or multiple, shall equal the costs borne by the plaintiff side in the arbitration, whether single or multiple. Judgement upon any arbitration award rendered may be entered and enforced in any court of competent jurisdiction. In no event may the arbitration determination change Executive's compensation, title, duties or responsibilities, the entity to whom Executive reports or the principal place where Executive is to render her services.

     13. INDEMNIFICATION.


     13.1.(a)  INDEMNIFICATION OF EXPENSES.  Except as provided in Section 13(b)
          hereof, the Company shall indemnify to the fullest extent permitted by law if Executive was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, inquiry or investigation that Executive in good faith believes might lead to the institution of any such action, suit, proceeding or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other (hereinafter a "Claim") by reason of (or arising in part out of) any event or occurrence related to the fact that Executive is or was a director, officer, employee, agent or fiduciary of Company, or any subsidiary of Company, or is or was serving at the request of Company as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, limited liability company, trust or other enterprise, or by reason of any action or inaction on the part of Executive while serving in such capacity (hereinafter an "Indemnifiable Event") against any and all expenses (including attorneys' fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in, any such action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in advance by Company, which approval shall not be unreasonably withheld) of such Claim and any federal, state, local or foreign taxes imposed on Executive as a result of the actual or deemed receipt of any payments under this Agreement (collectively, hereinafter "Expenses"), including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses. Such payment of Expenses shall be made by Company as soon as practicable but in any event no later than twenty days after Executive presents written demand therefor to Company.

          (b) LIMITATION ON INDEMNIFICATION. The Company's obligation to indemnify Executive pursuant to this Agreement shall not extend to acts of Executive constituting gross negligence or other acts of malfeasance.

     13.2. EXPENSES; INDEMNIFICATION PROCEDURE.


          (a) Subject to the other terms and conditions of this Agreement, Company shall advance all Expenses incurred by Executive. The advances to be made hereunder shall be paid by Company to Executive as soon as practicable but in any event no later than twenty days after written demand by Executive therefor to Company.

          (b) Executive shall, as a condition precedent to Executive's right to be indemnified under this Agreement, give Company notice in writing as soon as practicable of any Claim made against Executive for which indemnification will or could be sought under this Agreement. Notice to Company shall be directed to the Board of Directors of Company at the address shown on the signature page of this Agreement and to the address of each Director (or such other address as Company shall designate in writing to Executive). In addition, Executive shall give Company such information and cooperation as it may reasonably require and as shall be within Executive's power.

          (c) For purposes of this Agreement, the determination of any Claim by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Executive did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.

          (d) If, at the time of the receipt by Company of a notice of a Claim pursuant to Section 13.2(b) hereof, Company has liability insurance in effect which may cover such Claim, Company shall give prompt notice of the commencement of such Claim to the insurers in accordance with the procedures set forth in the respective policies. Company shall thereafter take all necessary or desirable action to cause such insurers to pay, on behalf of Executive, all amounts payable as a result of such action, suit, proceeding, inquiry or investigation in accordance with the terms of such policies.

          (e) In the event Company shall be obligated hereunder to pay the Expenses of any Claim, Company shall be entitled to assume the defense of such Claim with counsel approved by Executive, which approval shall not be unreasonably withheld, upon the delivery to Executive of written notice of its election so to do. After delivery of such notice, approval of such counsel by Executive and the retention of such counsel by Company, Company will not be liable to Executive under this Agreement for any fees of counsel subsequently incurred by Executive with respect to the same Claim; provided that, (i) Executive shall have the right to employ Executive's counsel in any such Claim at Executive's expense and (ii) if (A) the employment of counsel by Executive has been previously authorized by Company, (B) Executive shall have reasonably concluded that there is a conflict of interest between Company and Executive in the conduct of any such defense, or (C) Company shall not continue to retain such counsel to defend such Claim, then the fees and expenses of Executive's counsel shall be at the expense of Company. Company shall have the right to conduct such defense as it sees fit in its sole discretion, including the right to settle any claim against Executive without the consent of Executive so long as in the case of the settlement (i) Company has the financial ability to satisfy any monetary obligation involving Executive under such settlement and (ii) the settlement does not impose injunctive type relief on the activities of Executive. In all events, Executive will not unreasonably withhold its consent to any settlement.

     13.3. ADDITIONAL INDEMNIFICATION RIGHTS; NONEXCLUSIVITY.

          (a) Except as provided in Section 13(b) hereof, the Company hereby agrees to indemnify Executive to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the other provisions of this Agreement, Company's Certificate of Incorporation, Company's Bylaws or by statute. In the event of any change after the date of this Agreement in any applicable law, statute or rule which expands the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, it is the intent and agreement of the parties hereto that Executive shall enjoy by this Agreement the greater benefits afforded by such change. In the event of any change in any applicable law, statute or rule which narrows the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, employee, agent or fiduciary, such change, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' rights and obligations hereunder.

          (b) The indemnification provided by this Agreement shall be in addition to any rights to which Executive may be entitled under Company's Certificate of Incorporation, its Bylaws, any agreement, any vote of stockholders or disinterested directors, the Delaware General Corporation Law, or otherwise. The indemnification provided under this Agreement shall continue as to Executive for any action Executive took or did not take while serving in an indemnified capacity even though Executive may have ceased to serve in such capacity.

          (c) Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Executive to the extent Executive has otherwise actually received payment (under any insurance policy, Certificate of Incorporation, Bylaw or otherwise) of the amounts otherwise indemnifiable hereunder.

          (d) If Executive is entitled under any provision of this Agreement to indemnification by Company for some or a portion of Expenses incurred in connection with any Claim, but not, however, for all of the total amount thereof, Company shall nevertheless indemnify Executive for the portion of such Expenses to which Executive is entitled.

     14. NOTICES. Any notice required, permitted or desired to be given under this Agreement shall be sufficient if it is in writing and (a) personally delivered to Executive or an authorized member of Company, (b) sent by overnight delivery or (c) sent by registered or certified mail, return receipt requested, to Company's or Executive's address as provided in this Agreement or to a different address designated in writing by either party. Notice is deemed given on the day it is delivered personally or by overnight delivery, or five (5) business days after it is sent by registered or certified mail.

     15. ASSIGNMENT. Executive acknowledges that her services are unique and personal. Accordingly, Executive may not assign her rights or delegate her duties or obligations under this Agreement. Company's rights and obligations under this Agreement shall inure to the benefit of and shall be binding upon Company's successors and assigns.

     16. WAIVER OF BREACH. Any waiver of a breach of a provision of this Agreement, or any delay or failure to exercise a right under a provision of this Agreement, by either party, shall not operate or be construed as a waiver of that or any other subsequent breach or right.

     17. ENTIRE AGREEMENT. This Agreement contains the entire agreement of the parties. It may not be changed orally but only by an agreement in writing which is signed by the parties. The parties hereto agree that any existing employment agreement between them shall terminate as of the date of this Agreement.

     18. GOVERNING LAW; VENUE. This Agreement shall be construed in accordance with and governed by the laws of the Province of Alberta, Canada as applied to agreements entered into and to be performed entirely in Alberta. Any dispute or controversy concerning or relating to this Agreement shall be exclusively resolved in the courts located in the City, of Calgary and the Province of Alberta.

     19. SEVERABILITY. The invalidity or non-enforceability of any provision of this Agreement or application thereof shall not affect the remaining valid and enforceable provisions of this Agreement or application thereof.

     20. CAPTIONS. Captions in this Agreement are inserted only as a matter of convenience and reference and shall not be used to interpret or construe any provisions of this Agreement.

     21. COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Delivery of signed counterparts via facsimile transmission shall be effective as manual delivery thereof.

                            [SIGNATURE PAGE FOLLOWS]

          IN WITNESS WHEREOF, each of the parties hereto has executed their Agreement as of the date first herein above written.


COMPANY:

ASSURE ENERGY INC.


By:   /S/JAMES L. GOLLA
      --------------------------------------
      Name:     James L. Golla
      Title:    President


EXECUTIVE:


/S/SUZANNE L. WEST
--------------------------------------------
SUZANNE L. WEST

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report of Assure Energy, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Suzanne West, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/SUZANNE WEST
---------------
Name:  Suzanne West
Title: Chief Executive Officer
Date:  November 18, 2002

                                                                    EXHIBIT 99.2

                             CERTIFICATE PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Assure Energy, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cameron Smigel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.



/S/CAMERON SMIGEL
-----------------
Name:  Cameron Smigel
Title: Chief Financial Officer
Date:  November 18, 2002