Form 10KSB
period 2002-12-31
ASSURE ENERGY INC
filed 2003-04-15
CIK 1136609

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


                                   (Mark One)

        |X|     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2002


                                       OR


        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                       Commission file number:   333-61714

                               ASSURE ENERGY, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                          13-4125563
                --------                     -------------------
     (State or other jurisdiction of           (IRS Employer
     incorporation or organization)          Identification No.)

          2750-140  4TH AVENUE, S.W.
           CALGARY, ALBERTA, CANADA                  T2P 3N3
     ----------------------------------------     -------------
     (Address of principal executive offices)     (Postal Code)

Issuer's telephone number:  (403) 266-2787
                            --------------
Securities registered under Section 12(b) of the Act:  NONE
                                                       ----
Securities registered under Section 12(g) of the Act:  NONE
                                                       ----

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

State registrant's revenues for its most recent fiscal year:  $1,136,896.

As of April 8, 2003, there were 15,366,000 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 15,366,000 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $47,404,110 based on the average bid and asked price of $3.085 for the registrant's common stock on April 8, 2003.

Transitional Small Business Disclosure Format (check one):   Yes |_|;  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act").
   Not Applicable.


                                TABLE OF CONTENTS


Item Number and Caption                                               Page
-----------------------                                               -----

Forward-Looking Statements . . . . . . . . . . . . . . . . . . . . . .    3

                                     PART I

1.     Description Of Business . . . . . . . . . . . . . . . . . . . .    3

2.     Description Of Property . . . . . . . . . . . . . . . . . . . .   10

3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   11

4.     Submission Of Matters to a Vote Of Security Holders . . . . . .   11

                                     PART II

5.     Market For Common Equity And Related Stockholder Matters. . . .   11

6.     Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .   14

7.     Financial Statements. . . . . . . . . . . . . . . . . . . . . .   15

8.     Changes in and Disagreements with Accountants on Accounting
       and Results of Operation. . . . . . . . . . . . . . . . . . . .   15

                                    PART III

9.     Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act . . . . . . .   15

10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . .   17

11.    Security Ownership of Certain Beneficial Owners and Management.   20

12.    Certain Relationships and Related Transactions. . . . . . . . .   21

13.    Exhibits, List and Reports On Form 8-K. . . . . . . . . . . . .   22

14.    Controls And Procedures . . . . . . . . . . . . . . . . . . . .   25

                           FORWARD-LOOKING STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Plan of Operation". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                      PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

                                    BUSINESS

     We were incorporated on August 11, 1999 in the State of Delaware under the name Inventoy.com, Inc. with the objective to license toy designs to toy manufacturers and to act as a toy inventor's agent in licensing toy designs developed by others. We expected to market such toy designs by both direct meetings with toy manufactures' representatives and through a web site that could give manufacturers the opportunity to review pictures and descriptions of new inventions at a single source to decide whether a face-to-face meeting would be useful. Given the effect of an overcrowded .com business environment, no operations in this area were ever commenced. Accordingly we looked at other ventures of merit for corporate participation as a means of enhancing shareholder value. This strategy resulted in our April 23, 2002 Acquisition Agreement with Assure Oil & Gas Corp., an Ontario, Canada corporation, and the shareholders of Assure Oil & Gas Corp.

     The Acquisition Agreement principally involved our acquisition of all of Assure Oil & Gas Corp.'s issued and outstanding capital stock, making Assure Oil & Gas Corp. a wholly owned subsidiary of ours, in exchange for 2,400,000 units, each unit consisting of one share of our common stock, one Class A Warrant and one Class B Warrant. Each Class A Warrant, as amended, entitles the holder thereof to acquire one share of our common stock at a price of $.50 per share at any time or from time to time during the four year period commencing on October 1, 2003 and expiring on September 30, 2007. Each Class B Warrant, as amended, entitles the holder thereof to acquire one share of our common stock at a price of $1.00 per share at any time or from time to time during the four year period commencing on July 1, 2004 and expiring on June 30, 2008. As the result of the September 17, 2002 3:2 forward stock split the 2,400,000 units became 3,600,000 units, consisting of 3,600,000 shares, 3,600,000 Class A Warrants and 3,600,000 Class B Warrants. Similarly, the exercise price for each Class A Warrant became $.333 and the exercise price for each Class B Warrant became $.667 per share. Pursuant to a related Registration Rights Agreement, as amended, dated as of April 23, 2002, between us and the Assure Oil & Gas Corp. shareholders, we have agreed to register the common stock forming part of the units (the "Unit Shares") and the common stock underlying the Class A Warrants (the "Class A Warrant Shares") and Class B Warrants (the "Class B Warrant Shares") by October 1, 2003. In connection with the Acquisition Agreement, Ed Kaplan, one of our directors at that time, resigned and was replaced by James Golla, a designee of Assure Oil & Gas Corp. Further, on May 1, 2002 we amended our Certificate of Incorporation to change our name from Inventoy.com, Inc. to Assure Energy, Inc.

     Assure Oil & Gas Corp. is actively engaged in the exploration, development, acquisition and production of petroleum and natural gas properties primarily located in Western Canada. In October 2000 Assure Oil & Gas Corp. commenced its oil and gas operations as part of an initiative to create cash flow by participating in a Farmout Agreement to drill a prospective Elkton zone natural gas well. To date, Assure Oil & Gas Corp. has acquired varying interests, through farmout participations, asset purchases and crown land sales in approximately 3200 gross acres (3040 net acres) of both producing and prospective petroleum and natural gas properties in the Western Sedimentary Basin of Western Canada. Assure Oil & Gas Corp. has 5 producing oil wells with working interests therein ranging from 50-95%. Current oil production to Assure Oil & Gas Corp. from these oil wells is approximately 24 barrels of oil per day. 4 of these wells also produce gas that nets to Assure Oil & Gas Corp. approximately 17 barrels of oil equivalent per day. Assure Oil & Gas Corp. has 7 other gas wells that net to Assure Oil & Gas Corp. approximately 100 barrels of oil equivalent per day. Working interests in these 7 gas wells vary from 16.67% to 63%. Assure Oil & Gass Corp. also has 1 non-producing oil well. No new oil or gas wells are currently being drilled by Assure Oil & Gas Corp.

     Assure Oil & Gas Corp. plans to continue to explore, develop or acquire petroleum and natural gas properties to increase cash flow, and to build petroleum and natural gas reserves. Assure Oil & Gas Corp. anticipates an exploration program that could include infill drilling of current proved and producing properties, seismic interpretation of prospective properties and exploratory drilling. Acquisitions could include lands, licenses and leases, producing well bores or corporate acquisitions. Assure Oil & Gas Corp. also may from time to time acquire, or enter into strategic alliances with complementary business to achieve these objectives.

     On March 14, 2002 we signed an asset purchase agreement with Inventoy.com International, Inc., through which we assigned all of our rights, titles and exclusive interests in and to all patents, trademarks, trade names, technical processes, know-how and other intellectual property that was associated with our business at that time (toy designs), including the twenty seven (27) toy designs we acquired from Kaplan Design Group upon our formation, in exchange for all of the outstanding shares of Inventoy.com International, Inc. (100 shares, par value $.001).

     On May 30, 2002 Assure Oil & Gas Corp. entered into a Share Purchase Agreement with the three shareholders of Westerra 2000 Inc., an Alberta, Canada corporation engaged in the exploration, development and production of oil and gas properties primarily located in Alberta and Saskatchewan, Canada. Pursuant to the Share Purchase Agreement, Assure Oil & Gas Corp. acquired all of the capital stock of Westerra 2000 Inc. The purchase price was CDN$3,450,000 (approximately US$2,282,200) consisting of (i) CDN$2,677,703.55 paid, on behalf of Westerra 2000 Inc., to Alta Gas Services Inc. pursuant to a June 1, 2001 Loan Agreement between Westerra 2000 Inc. and Alta Gas Services Inc.; (ii) CDN$422,296.45 paid to the three shareholders of Westerra 2000 Inc. on a pro rata basis in proportion to their share ownership in Westerra 2000 Inc.; and
(iii) CDN$350,000 (approximately US $221,000) payable to the three shareholders of Westerra 2000 Inc. on a pro rata basis in proportion to their share ownership in Westerra 2000 Inc. following the resolution of title deficiencies on certain properties. The parties deemed the effective date of the Acquisition Agreement to be April 1, 2002. As a consequence thereof, Assure Oil & Gas Corp. paid an additional CDN$34,164.98 to Alta Gas Services Inc., which represented additional interest due under the loan agreement. As a further consequence, net revenues and prepaid expenses of Westerra 2000 Inc., attributable to the period ending after April 1, 2002 but received by Westerra 2000 Inc. prior to May 30, 2002, were credited to Assure Oil & Gas Corp. The title deficiencies referred to above were resolved in January 2003 but we have not released the CDN $350,000 to the three shareholders of Westerra 2000 Inc. based on our contention that certain Westerra 2000 Inc. wells that had been reported to us to be proven/producing wells have not, in fact, been on production. Consequently, the three shareholders commenced an action against us in Calgary, Alberta on February 19, 2003 seeking release of the CDN $350,000 together with interest. See "Item 3. Legal Proceedings."

     The Share Purchase Agreement also provided that within 60 days of Assure Oil & Gas Corp.'s recoupment of the CDN$3,450,000 Purchase Price in the form of net revenue from the acquired Westerra 2000 Inc. natural gas production, Assure Oil & Gas Corp. had to give notice thereof to the three shareholders of Westerra 2000 Inc., who within 30 days of receipt of such notice, could elect to acquire an aggregate 25% working interest in such natural gas production for no additional consideration.

     Westerra 2000 Inc. owns certain natural gas and oil interests in approximately 5 sections of land (3,200 acres gross - 1,920 acres net) in the Lloydminster area along the provincial border of Alberta and Saskatchewan (the "Westerra interests"). Westerra 2000 Inc. has 6 producing oil wells with working interests therein ranging from 50% to 100%. Current oil production net to Westerra 2000 Inc. from these oil wells is approximately 160 barrels of oil per day. Westerra 2000 Inc. also has 7 producing gas wells, each with a working interest of 60%. Current gas production net to Westerra 2000 Inc. from these gas wells is approximately 200 barrels of oil equivalent per day. Westerra 2000 Inc. also has 5 non-producing gas wells but has no plans to abandon any of these wells at this time. Westerra 2000 Inc. has 1 shut in oil well which is scheduled to come on line shortly. No new oil or gas wells are currently being drilled by Westerra 2000 Inc.

     On August 27, 2002 we entered into a Stock Exchange Agreement with Inventoy.com International, Inc., Kaplan Design Group, Douglas Kaplan, Ed Kaplan and Ron Beit-Halachmy. At the time of the Stock Exchange Agreement, Kaplan Design Group, Douglas Kaplan, Ed Kaplan and Ron Beit-Halachmy (collectively the "Shareholders") owned an aggregate of 14,440,000 shares of our common stock (the "Shares"). Pursuant to the Stock Exchange Agreement, the Shareholders exchanged the Shares for all of the issued and outstanding shares of Inventoy.com International, Inc., our inactive wholly-owned subsidiary. Inventoy.com International, Inc. owned patents, trademarks, tradenames, technical processes, know-how and other intellectual property intended to be utilized in a business involving the licensing of toy designs developed by others. The Shareholders included certain founders of ours that contributed the Inventoy assets to us upon our formation. The Shares had been received by the Shareholders in consideration of their contribution of the Inventoy assets. The decision to sell Inventoy.com International, Inc. to the Shareholders was based upon the determination that Inventoy International, Inc. did not fit into our current operations which primarily consist of the exploration, development, and acquisition of petroleum and gas properties located in Western Canada. Pursuant to the Stock Exchange Agreement, the Shares were cancelled and returned to the status of authorized but unissued shares.

     Effective September 23, 2002 we entered into a Consulting Agreement with Primoris Group Inc., ("Primoris") an Ontario corporation pursuant to which Primoris provides us with corporate media and investor relations services. The agreement has a 61 week term which expires on November 30, 2003 unless mutually extended. Under the agreement, we pay Primoris $5,500 per month. Further, effective October 1, 2002, we issued to Primoris an option to purchase 200,000 shares of our restricted common stock for a period of 2 years from issuance at a price of $2.75 per share. The shares underlying the options contain piggyback registration rights until such time that the underlying shares are eligible for sale pursuant to Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended. These piggyback registration rights do not apply to registration statements relating solely to employee benefit plans, business combinations, or changes in domicile.

     On March 6, 2003 we entered into a share purchase agreement (the "Share Purchase Agreement") with 5 shareholders (the "Shareholders") of Quarry Oil & Gas Ltd., ("Quarry") an Alberta, Canada corporation respecting our proposed purchase of 6,750,000 Quarry shares from the shareholders for an aggregate purchase price of CDN $8,962,650 (approximately US $5,800,000) or CDN $1.3278 per share. These shares represent 47.28% of Quarry's outstanding common shares. The closing of the Share Purchase Agreement, as amended on March 26, 2003, is subject to the approval of the TSX Venture Exchange, Quarry's bank and certain other conditions. Quarry is a junior oil and gas exploration and development company based on Calgary, Alberta whose common shares are listed on the TSX Venture Exchange under the symbol "QUC". Quarry's average daily production is currently approximately 1200 barrels of oil equivalent per day. Quarry has a stable oil production base in Alberta and has recently added significant gas production from its discoveries in northeast British Columbia where it has access to a large base of undeveloped lands. It has developed an extensive portfolio of natural gas prospects to facilitate future growth.

     The Share Purchase Agreement contains a covenant by us to engage in one of the following post closing activities:

          - present to Quarry an experienced, previously successful management team for Quarry, subject to the reasonable consent of the Shareholders;

          - make, within 60 days of closing, an offer to acquire the remaining Quarry shares at a price of not less than CDN $1.3278 per share; or

          - subscribe, within 90 days of closing, to a material private placement of Quarry at a subscription price per share of CDN $1.3278.

     Subsequent to the period covered by the report, on April 7, 2003 we entered into a Consulting Agreement with TGR Group, LLC, ("TGR") a Nevada limited liability company, pursuant to which TGR provides public relations services on our behalf. The Agreement, provides for the payment of a $50,000 fee to TGR and for the issuance of 100,000 5 year warrants, each exercisable for the purchase of 1 share of our restricted common at a price of $3 per share. Piggyback registration rights apply with respect to the shares underlying the warrants. These piggyback registration rights do not apply to registration statements relating solely to employee benefit plans, business combinations or changes in domicile.

STOCK SPLITS

     Following the close of business on March 6, 2002 we effected a 4:1 forward stock split in favor of our Shareholders of record as of the close of business on February 25, 2002. Pursuant to the stock split our 5,221,000 shares of common stock issued and outstanding on the record date were increased to 20,884,000 shares of common stock.

     Following the close of business on September 17, 2002 we effected a 3:2 forward stock split in favor of our shareholders of record as of the close of business on September 10, 2002. Pursuant to the stock split our 10,244,000 shares of common stock issued and outstanding on the record date were increased to 15,366,000 shares.

FINANCING TRANSACTIONS

     During the period October 2000 through April 2001 we engaged in a private offering of up to 1,500,000 shares of our common stock at a price of $.10 per share. The offering was completed in April 2001 with the sale of 1,111,000 shares of our common stock to 42 people resulting in gross proceeds of $111,100. The offering was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended.

     On April 23, 2002 we completed a $1,250,000 debt financing with an accredited investor. The debt was evidenced by our demand promissory note dated April 23, 2002 and bore interest at the rate of 1% above the prime rate charged by Citicorp. The note was subsequently cancelled and the principal amount thereof was utilized to purchase $1,250,000 of our Series A Preferred Stock. The note was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     On May 8, 2002 we completed a $1,750,000 equity financing with three accredited persons pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D. In connection therewith, we issued an aggregate of 1,400,00 units at a purchase price of $1.25 per unit. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant as amended, entitles the holder to purchase one share of our common stock at a price of $1.50 per share for a period of four years commencing July 1, 2003. As the result of the September 17, 2002 3:2 forward stock split the 1,400,000 unit shares became 2,100,000 shares and the 1,400,000 warrants became 2,100,000 warrants, each with an exercise price of $1.00 per share. Both the shares underlying the units and the shares underlying the unit warrants have piggyback registration rights.

     As of June 1, 2002 we entered into a Preferred Stock Purchase Agreement with three accredited persons pursuant to which we sold them 17,500 shares of our Convertible Series A Preferred Stock at a price of $100 per share (the "Stated Value") or an aggregate of $1,750,000. The Series A Preferred Stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. One of the purchasers was the purchaser of our $1,250,000 note described above, which pursuant to a Note Termination and Conversion Agreement with us dated as of June 1, 2002 terminated the April 23, 2002 note referred to above and applied the $1,250,000 principal amount thereof to the purchase of 12,500 shares of our Series A Preferred Stock. The Series A Preferred Stock is convertible by the holder after 2 years, or if called for redemption by us, into units. The initial conversion price for the conversion of the Series A Preferred Stock is $1.50 of Stated Value. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant entitles the holder there of to purchase one share of our common stock at a price of $1.75 per share at any time during the four year period commencing one year after the date of issuance. Piggyback registration rights apply to the shares underlying the units and unit warrants issuable upon conversion of the Series A Preferred Stock. As the result of the September 17, 2002 3:2 forward stock split, the initial conversion price of the Series A Preferred Stock became $1.00 of Stated Value and the exercise price for each share underlying the unit warrants issuable upon conversion of the Series A Preferred Stock became approximately $1.166 per share. The holders of the Series A Preferred Stock are entitled to receive out of funds legally available for the payment of dividends, dividends in cash or stock at the rate of 5% per annum on the Stated Value of each share of Series A Preferred Stock. Dividends on the Series A Preferred Stock are cumulative from the issuance date.

     As of August 27, 2002 we entered into a Preferred Stock Purchase Agreement with an accredited person pursuant to which we sold such person 5,250 shares of our Convertible Series B Preferred Stock at a price of $100 per share (the "Stated Value") or an aggregate of $525,000. The Series B Preferred Stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Series B Preferred Stock is convertible by the holder after 2 years, or if called for redemption by us, into units. The initial conversion price for the conversion of the Series B Preferred Stock is $1.75 of Stated Value. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant entitles the holder thereof to purchase one share of our common stock at a price of $2.00 per share at any time during the four year period commencing one year after the date of issuance. Piggyback registration rights apply to the shares underlying the units and the unit warrants issuable upon conversion of the Preferred Stock. As the result of the September 17, 2002 3:2 forward stock split, the initial conversion price of the Series B Preferred Stock became approximately $1.166 of Stated Value and the exercise price for each share underlying the unit warrants issuable upon conversion of the Series B Preferred Stock became approximately $1.333 per share. The holders of the Series B Preferred Stock are entitled to receive out of funds legally available for the payment of dividends, dividends in cash or stock at the rate of 5% per annum on the Stated Value of each share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative from the issuance date.

     On December 28, 2002 Assure Oil & Gas Corp. completed a CDN $1,000,000 debt financing with an accredited investor. The debt is evidenced by a six year promissory note which bears interest at the rate of 3 1/2 % above the prime rate charged by Royal Bank of Canada in Toronto. No interest or principal is due on the note during the first year of the note. On the first anniversary of the note, all interest then due on the note is payable in full. Thereafter, for the balance of the term of the note, interest and principal is payable quarterly. The debt is subordinated to all present and future bank debt of ours, including our subsidiaries.

     On February 26, 2003 we completed a $2,400,750 equity financing in which we sold 1,067,000 units to 2 accredited investors at a price of $2.25 per unit.
Each unit consists of 1 share of our common stock and   warrant.  Each full
warrant entitles the holder to purchase one share of our common stock at a price of $2.50 per share for a period of five years, commencing February 26, 2003.
The shares comprising part of the units have yet to be issued but will be issued shortly.

     On March 15, 2003 we completed a $4,500,000 debt financing with an accredited investor. The debt is evidenced by a six year promissory note which bears interest at the rate of 3 1/2 % above prime rate charged by Citibank in New York. No interest or principal is due on the note during the first year of the note. On the first anniversary of the note, all interest then due on the note is payable in full. Thereafter, for the balances of the term of the note, interest and principal is payable quarterly. The debt is subordinated to all present and future bank debt of ours, including our subsidiaries. In consideration of the financing, we also issued 450,000 warrants to the investor dated March 15, 2003. Each warrant entitles the holder to purchase 1 share of our common stock at a price of $3.10 per share during the 5 year period commencing July 1, 2003.

SUPPLIES AND SUPPLIERS

     Any raw materials required by us in the operation of our business are available at competitive rates from many suppliers. We are not dependent on any one supplier for raw materials.

RESEARCH AND DEVELOPMENT

     We have not engaged in any research and development activities since our inception.

CUSTOMERS

     No single customer accounts for a significant portion of our revenues.

COMPETITION

     The oil and gas industry is highly competitive. We encounter competition from numerous companies in all or our activities, particularly in acquiring rights to explore for crude oil and natural gas. Most of our competitors are larger and have substantially greater financial and human resources than we do.

     The oil and gas business involves large-scale capital expenditures and risk-taking. In the search for new oil and gas reserves, long lead times are often required from successful exploration to subsequent production. Operations in the oil and gas industry depend on a depleting natural resource. The number of areas where it can be expected that oil and gas will be discovered in commercial quantities is constantly diminishing and exploration risks are high. Areas where oil or gas may be found are often in remote locations where exploration and development activities are capital intensive and operating costs are high.

     Our future success will depend, to a significant extents, on our ability to make good decisions regarding our capital expenditures, especially when taking into consideration our limited resources. We can give no assurance that we will be able to overcome the competitive disadvantages we face as a small company with limited capital.



GOVERNMENT REGULATION

     As an oil and gas company with operations in Alberta, Canada and Saskatchewan, Canada we are subject to the rules and regulations of the Alberta Energy and Utilities Board (the "EUB") and the Saskatchewan Industry and Resources ("SIR"). The function of both the EUB and SIR is to insure that the discovery, development and delivery of oil and gas and other natural resources takes place in a manner that is fair, responsible and in the public interest. The EUB and SIR establish guidelines which we follow with respect to our oil and gas operations. Our operating costs are materially affected by these requirements.

EMPLOYEES

     At the present time, our only employees are our two executive officers. We utilize independent contractors for our other service requirements.


PATENTS, TRADEMARKS AND LICENSES

     We do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.



                        ITEM 2.  DESCRIPTION OF PROPERTY

     Our executive offices consist of approximately 1,836 square feet of space which Assure Oil & Gas Corp. subleases at 140-4th Avenue SW, Calgary, Alberta. The sublease which commenced on October 1, 2002 continues through December 30, 2005. Under the sublease we pay CDN$4,674.81 per month (approximately US$3,115 per month). Our president and our independent contractors including a production accountant, accountant, geologist, land administrator and engineer work from this location. We believe this space is sufficient to handle our present and immediate future needs. In the event our sublease is terminated for any reason or not renewed upon the expiration of the present term, space sufficient to handle our then present and expected future needs is available from several alternative sources at comparable rates.

                           ITEM 3.  LEGAL PROCEEDINGS

     On February 19, 2003 Gary Freitag, Garth R. Keyte and Evan Stephens filed a Statement of Claim against Assure Oil & Gas Corp. in the Court of Queen's Bench of Alberta, Canada Judicial District of Calgary seeking judgment in the sum of CDN$350,0000 (approximately US $221,000) together with interest thereon at the rate of 6% per annum from January 15, 2003. The action relates to CDN$350,000 that was placed in trust as part of the May 30,2002 Share Purchase Agreement between Assure Oil & Gas Corp. and the three shareholders of Westerra 2000 Inc. Plaintiffs claim the money should have been released to them on or about January 15, 2003, the date of resolution of certain title deficiencies that existed at the time the Share Purchase Agreement was executed. We have filed a Statement of Defense and Counterclaim based upon our assertion that certain of the Westerra 2000 Inc. wells that had been purchased in consideration of a report that indicated they were proven/producing wells were and are in fact non-producing and that the shareholders had agreed to a holdback of the CDN$350,000 pending the wells being brought on to production. We further asserted that since the wells are not on production the holdback has been forfeited and is not payable. While we believe our position has merit we can offer no assurance as to the outcome of this matter.

     No other legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ASUR." From November 6, 2001 until May 1, 2002, the date we changed our name from Inventoy.com, Inc. to Assure Energy, Inc., our stock was quoted under the symbol "INVY." The following table sets forth, for the periods and fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices after March 6, 2002 reflect the 4:1 forward stock split which took effect after the close of business on March 6, 2002. Prices after September 17, 2002 reflect the aforementioned 4:1 forward stock split and the 3:2 forward stock split which took effect after the close of business on September 17, 2002.

PERIOD INDICATED ORQUARTER ENDED         HIGH BID   LOW BID
---------------------------------------  ---------  --------

November 6, 2001 - December 31, 2001     $     .05  $    .01
January 2, 2002 - March 6, 2002          $     .06  $    .05
March 7, 2002 - March 31, 2002           $     .25  $    .01
June 30, 2002                            $    2.45  $    .02
July 1, 2002 - September 17, 2002        $    4.00  $   2.45
September 18, 2002 - September 30, 2002  $    3.05  $   3.05
December 31, 2002                        $    3.06  $   3.05


HOLDERS

     As of April 7, 2003, there were approximately 39 record holders of our common stock.


DIVIDENDS

     We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     The information set forth below discusses the amount of securities sold on the dates provided and does not take into account the effects of our March 2002 4:1 forward stock split or our September 2002 3:2 forward stock split, except to the extent the date of issuance was after the date of one or both of the splits.

     On March 15, 2003 we issued a six-year, $4,500,000 promissory note (the "Note") together with 450,000 5 year warrants (the "Warrants") to 1 person. Each Warrant entitles the holder to purchase one share of our common stock at a price of $3.10 per share. The issuance of the Note and Warrants was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     On February 26, 2003 we completed a $2,400,750 equity financing in which we sold 1,067,000 units to 2 persons at a purchase price of $2.25 per unit. Each unit consists of 1 share of our common stock and one-half warrant. Each full warrant entitles the holder to purchase one share of our common stock at a price of $2.50 per share for a period of five years commencing February 26, 2003. The issuance was made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

     On December 28, 2002, Assure Oil & Gas Corp. issued a six year CDN $1,000,000 promissory note (the "Note") to 1 person. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     Effective October 1, 2002 we issued 20,000 non statutory stock options to James Golla, each exercisable, upon vesting, to purchase one share of our common stock at a price of $2.75 per share during the three year period ending September 30, 2005. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     Effective October 1, 2002 we issued 200,000 non-statutory stock options to 1 person for consulting services, each exercisable upon issuance to purchase one share of our common stock at a price of $2.75 per share during the two year period ending September 30, 2004. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     Effective October 1, 2002 we issued 100,000 non-statutory stock options to Harvey Lalach, each exercisable upon vesting to purchase one share of our common stock during the three year period ending September 30, 2005, at a price of $2.75 per share. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     On August 27, 2002 we sold 5,250 shares of our Series B Preferred Stock at a price of $100 per share or $525,000 on an aggregate basis to 1 person. The sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     As of June 1, 2002 we sold 17,500 shares of our Series A Preferred Stock at a price of $100 per share or $1,750,000 on an aggregate basis to 3 persons. The sales were made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

     On May 8, 2002 we completed a $1,750,000 equity financing in which we sold 1,400,000 units to 3 persons at a purchase price of $1.25 per unit. Each unit consisted of 1 share of our common stock and 1 common stock purchase warrant, each exercisable for the purchase of an additional share of our common stock. The sale was made in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

     In connection with our April 23, 2002 Acquisition Agreement with Assure Oil & Gas Corp. and the shareholders of Assure Oil & Gas Corp. we issued an aggregate of 2,400,000 units to the shareholders of Assure Oil & Gas Corp. Each unit consisted of 1 share of our common stock, 1 Class A Warrant and 1 Class B Warrant. Each Class A Warrant and Class B Warrant is exercisable for the purchase of 1 additional share of our common stock. The sale of the units was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      During the period October 2000 through April 2001 we engaged in a private offering of up to 1,500,000 shares of our common stock at a price of $.10 per share. The offering was completed in April 2001 with the sale of 1,111,000 shares of our common stock to 42 people resulting in gross proceeds of $111,100. The offering was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. as amended.

     In July 2001, we issued 10,000 shares of our common stock to Ron Beit-Halachmy at a price of $.001 per share in consideration of his serving as one of our directors. The sale of the stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     In October 2000 and December 2000, respectively, we issued 250,000 shares of our common stock to Kaplan Gottbetter & Levenson, LLP, in exchange for legal services rendered, and 250,000 shares of our common stock to Dunlap Industries Ltd., in exchange for financial consulting services rendered. For purposes of the foregoing transactions, the shares were valued at $.10 per share. The sales of the stock were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     In July 2000 we issued 300,000 shares of our common stock to each of Ed Kaplan and Douglas Kaplan at a price of $.001 per share or $300 on an aggregate basis. The sales were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     In July 2000 we issued 3,000,000 shares of our common stock to Kaplan Design Group in exchange for 27 toy designs. These shares were valued at $.001 per share or $3,000 on an aggregate basis. The sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


                           ITEM 6.  PLAN OF OPERATION

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

Not applicable.


                                    PART III


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

     The following table sets forth certain information, as of April 8, 2003, with respect to our directors and executive officers.

                                                               Date of Election
                                                                or Appointment
 Name                    Positions Held                Age       as Director
 ----                   --------------                 ---    ------------------
Harvey Lalach     President,                            37    September 12, 2002
                  Chief Executive and Financial
                  Officer, Director

James Golla       Secretary, Treasurer, Director        70    April 23, 2002


     The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

     Harvey Lalach has served as a director for us since September 12, 2002, as a vice president from September 19, 2002 through December 6, 2002, as our president and chief executive officer since December 6, 2002 and as our chief financial officer since December 13, 2002. He also serves as president, chief executive and financial officer and as a director for each of Assure Oil & Gas Corp. and Westerra 2000 Inc. He is currently also the vice-president and a director of Instapay Systems Corp., a company that provides encryption technology for debit credit card transactions, whose common shares are publicly traded on the OTC Bulletin Board. Mr. Lalach was employed in the investment industry from 1987 to 1997 where he served as a securities trader, a floor trader and ultimately a branch manager for Green Line Investor Services, Inc. Mr. Lalach was the manager of administration and corporate relations for Goldtex Resources Ltd., a public mining company listed on TSX Venture Exchange Inc., from July 1997 to November 1998. He was the founder, president and director of GlobalNetCare, Inc. an Internet company whose shares are publicly traded on the OTC Bulletin Board, from November 1998 to March 2001. From September 2001 to July 2002, Mr. Lalach was the vice-president and director of Aubryn International Corp., a company that was mining for spring water in Southern California whose shares are publicly on the OTC Bulletin Board.

     Mr. Golla has served as a director of ours since April 23, 2002. He served as our interim president and chief executive officer from August 1, 2002 until September 12, 2002. He has served as our secretary and treasurer since August 1, 2002. Mr. Golla was a sports and business journalist with the Globe and Mail, Canada's national newspaper, from 1954 until his retirement in November

1996. Mr. Golla is also currently a director of Altair Nanotechnologies Inc. and has been since May 1994, a company that is developing nanomaterial products and is listed on the NASDAQ small-cap market. Mr. Golla is a director of several other public companies including Apogee Minerals Ltd. (since February
1998), a public oil and gas exploration company listed on the TSX Venture Exchange, Inc., European Gold, a public gold exploration company listed on the TSX Venture Exchange, Inc., Radiant Energy Corp., a high tech company manufacturing products for the airline industry listed on the TSX Venture Exchange, Inc., and Barton Bay Resources, a public oil and gas company listed on the TSX Venture Exchange, Inc.

BOARD OF DIRECTORS

     Our directors presently receive no remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.


                        ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2002 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2002 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2002 that received annual compensation during the fiscal year ended December 31, 2002 in excess of $100,000.


                                        SUMMARY COMPENSATION TABLE

                                 Annual Compensation                     Long-Term Compensation

                    Fiscal Year                       Other                Restricted           All Other
Name and               Ended                         Compen-   Options/     Stock      LTIP      Compen-
Principal Position  December 31,    Salary    Bonus   sation       SARs       Awards    Payouts   sation
------------------  ------------  ----------  -----  --------  ----------  ----------  -------  ---------
Ed Kaplan
President and CEO           2002          0       0         0          0            0        0          0
                            2001          0       0         0          0            0        0          0
                            2000          0       0         0          0            0        0          0
Doug Kaplan
President and CEO           2002          0       0         0          0            0        0          0
                            2001          0       0         0          0            0        0          0
                            2000          0       0         0          0            0        0          0
James Golla
President and CEO           2002          0       0         0   20,000(1)           0        0          0
                            2001          0       0         0          0            0        0          0
                            2000          0       0         0          0            0        0          0
Suzanne West
President and CEO           2002  $31,150(2)      0         0        0(3)           0        0          0
                            2001          0       0         0          0            0        0          0
                            2000          0       0         0          0            0        0          0
Harvey Lalach
President and CEO           2002  $  10,384       0         0  100,000(4)           0        0          0
                            2001          0       0         0          0            0        0          0
                            2000          0       0         0          0            0        0          0

(1)   Consists of 20,000 stock options issued to Mr. Golla on October 1, 2002 with an exercise price of $2.75 per share. See "Certain Relationships and Related Transactions."
(2)   Excludes $34,010 paid to Ms. West as consulting fees for services performed by Ms. West subsequent to her engagement as our president and chief executive officer.
(3)   Ms. West's employment contract provided for the grant of 200,000 stock options to Ms. West. These options were never issued and upon the termination of Ms. West's employment effective December 6, 2002, all rights of Ms. West to receive these options were likewise terminated
(4)   Consists of 100,000 stock options issued to Mr. Lalach on October 1, 2002 with an exercise price of $2.75 per share.


                                       Option/SAR Grants In Last Fiscal Year
                                                (Individual Grants)

               Number of Securities
                    Underlying            Percent of Total        Exercise or
                   Options/SARs        Options/SARs Granted to    Base Price        Date of
Name                Granted (#)       Employees in Fiscal Year    (per share)        Grant        Expiration Date
-------------  ---------------------  -------------------------  -------------  ---------------  ------------------
Ed Kaplan                         0    Not Applicable ("N/A")             N/A               N/A                 N/A
Doug Kaplan                       0                      N/A              N/A               N/A                 N/A
James Golla                  20,000                   16.66%     $       2.75   October 1, 2002  September 30, 2005
Suzanne West                   0 (1)                   N/A(2)             N/A               N/A                 N/A
Harvey Lalach               100,000                   83.33%     $       2.75   October 1, 2002  September 30, 2005

(1)     Ms. West's employment contract provided for the grant of 200,000 stock options to Ms. West.  These options were never issued and upon the termination of Ms. West's employment effective December 6, 2002, all rights of Ms.
West to receive these options were likewise terminated.

(2)     Does not take into account 200,000 stock options that were issuable to Suzanne West (the "West Options")
pursuant to her September 17, 2002 Employment Agreement or 150,000 stock options that were issuable to Cameron
Smigel (the "Smigel Options") pursuant to his September 16, 2002 Employment Agreement.  Due to the December 6, 2002
termination of the West Employment Agreement and the December 13, 2002 termination of the Smigel Employment
Agreement, the West Options and Smigel Options were never issued.

STOCK OPTION PLANS

     We have not adopted any stock option plans since our inception.

STOCK APPRECIATION RIGHTS

     We have not granted any stock appreciation rights to the named executive officers or any other persons since our inception.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION/SAR VALUES

                                      Number of Securities
                Shares               Underlying Unexercised    Value of Unexercised In-
               Acquired              Options/SARs at Fiscal     the-Money Options/SARs
                  On        Value         Year End (#)          at Fiscal Year End ($)
               Exercise   Realized        Exercisable/               Exercisable/
Name              (#)        ($)          Unexercisable             Unexercisable
-------------  ---------  ---------  -----------------------  --------------------------

Ed Kaplan        N/A        N/A                N/A                         N/A
Doug Kaplan      N/A        N/A                N/A                         N/A

James Golla      N/A        N/A              20,000                $3,100 Exercisable
                                        10,000 Exercisable        $3,100 Unexercisable
                                       10,000 Unexercisable


Suzanne West     N/A        N/A                N/A                         N/A

                                             100,000
                                       50,000 Exercisable          $15,500 Exercisable
Harvey Lalach    N/A        N/A        50,000 Unexercisable       $15,500 Unexercisable

LONG TERM INCENTIVE PLAN AWARDS

We made no long-term incentive plan awards to the named executive officers or any other persons since our inception during the fiscal year ended December 31, 2002.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT,
AND CHANGE-IN-CONTROL ARRANGEMENTS

Effective September 12, 2002 we entered into a three-year employment agreement with Suzanne West whereby Ms. West agreed to serve as our president and chief executive officer. The agreement provided for an annual base salary of CDN $100,000, the grant of 200,000 5 year non-statutory stock options exercisable at $2.75 per share, and performance bonuses tied to our achievement of specified oil and gas production levels. Effective December 6, 2002 Ms. West voluntarily terminated the employment agreement to pursue other interests.

Effective September 30, 2002 we entered into a nine-month employment agreement with Harvey Lalach to serve as our Vice-President-Corporate Affairs. The agreement was automatically renewable for successive six-month terms unless either party delivered written notice of termination to the other at least 15 days prior to the end of the then existing term. Upon the December 6, 2002 resignation of Suzanne West, Mr. Lalach succeeded to the positions of president and chief executive officer and the agreement was deemed terminated except with respect to the options granted to Mr. Lalach thereunder. The agreement provided for a base salary of CDN $3,000 per month and the grant of 100,000 3-year non-statutory stock options with an exercise price of $2.75 per share. The options contain anti-dilution provisions. 50,000 of the options vested on March 31, 2003. The remaining 50,000 options vest on March 31, 2004. In recognition of his added duties, since December 6, 2002 we have been paying Mr. Lalach a salary of CDN$7,500 per month (approximately US$5,000) under a verbal month to month arrangement.

COMPENSATION OF DIRECTORS

     We do not presently compensate our directors for serving as directors. Both of our present directors are also employees, however, and receive compensation from us in their employment capacities.

REPORT ON REPRICING OF OPTIONS/SARS

     During the fiscal year ended December 31, 2002 we did not adjust or amend the exercise price of any stock options or SARs.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 8, 2003 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock , (ii) each of our directors, (iii) each of our executive officers, and
(iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.


       Name and Address                                          Amount and Nature of   Percentage
     of Beneficial Owner                 Title of Class          Beneficial Ownership    of Class
--------------------------------  -----------------------------  ---------------------  -----------
Harvey Lalach
2575 Alberta Court
Kelowna, British Columbia                                          50,000 shares,
V1W 2X8                           Common Stock, $.001 per share       Direct (1)               .32%
--------------------------------  -----------------------------  ---------------------  -----------
James Golla
829 Terlin Blvd.                                                   10,000 shares,
Mississauga, Ontario L5H 1T1      Common Stock, $.001 per share       Direct (2)              .065%
--------------------------------  -----------------------------  ---------------------  -----------
All officers and directors as a   Common Stock, $.001 per share    60,000 shares,
group (2 persons)                                                     Direct (3)              .389%
--------------------------------  -----------------------------  ---------------------  -----------

(1)     Includes 50,000 presently exercisable stock options.
(2)     Includes 10,000 presently exercisable stock options.
(3)     Includes 60,000 presently exercisable stock options.

CHANGES IN CONTROL

     Not Applicable.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July, 2000 we issued 300,000 shares of our common stock to our founder and president Ed Kaplan in exchange for a $300 subscription receivable, and issued 300,000 shares of our common stock to our secretary Douglas Kaplan in exchange for a $300 subscription receivable. These shares were valued at par value, $.01 per share.

     In July, 2000 we issued 3,000,000 shares of our common stock to Kaplan Design Group in exchange for twenty-seven toy designs from Kaplan Design Group. These shares were valued at par value, $.001 per share for a total of $3,000. Ed Kaplan Associates paid $3,000 for the toy designs and then transferred them to Kaplan Design Group for no additional consideration.

     In July, 2001 we issued 10,000 shares of common stock, at par value $.001, to our then newly appointed director Ron Beit-Halachmy.

     On August 27, 2002 we entered into a Stock Exchange Agreement with Inventoy.com International Inc., Kaplan Design Group, Douglas Kaplan, Ed Kaplan and Ron Beit-Halachmy whereby we transferred ownership of our then inactive subsidiary, Inventoy.com International Inc., to Kaplan Design Group, and Messrs. Beit-Halachmy, Kaplan and Kaplan in exchange for an aggregate of 14,440,000 shares of our common stock. For a more detailed discussion of this transaction see "Item 1. Description of Business".

     Effective October 1, 2002 we issued 100,000 and 20,000 stock options, respectively, to Harvey Lalach and James Golla. The options have a three year term that expires on September 30, 2005 and are exercisable for the purchase of shares of our common stock at an exercise price of $2.75 per share.

     Effective September 12, 2002 we entered into a three year employment agreement with Suzanne West. The agreement was terminated effective December 6, 2002. See "Item 10. Executive Compensation - Employment Contracts, Termination of Employment, and Change in Control Arrangements."

     Effective September 30, 2002 we entered into a nine month employment agreement with Harvey Lalach. See "Item 10. Executive Compensation - Employment Contracts, Termination of Employment, and Change in Control Arrangements."

     Effective September 16, 2002 we entered into a two year employment agreement with Cameron Smigel pursuant to which he served as a vice president and as our chief financial officer until the termination of his employment with us effective December 13, 2002. The agreement provided for an annual base salary of CDN $86,000 and the issuance of 150,000 stock options exercisable for the purchase of one share of our common stock at a price of $2.75 per share. The options were never issued and upon Mr. Smigel's termination of his employment, our obligation to issue the options ceased.

                ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

Financial Statements                                                      Page
--------------------                                                      ----
     Independent Auditors Report - Rogoff & Company, P.C . . . . . . . .   27

     Consolidated Balance Sheet as at December 31, 2002. . . . . . . . .   28

     Consolidated Statements of Operations and Comprehensive Loss for
     the years ended December 31, 2002 and December 31, 2001 . . . . . .   29

     Consolidated Statement of Stockholders' Equity for the years
     ended December 31, 2002 and December 31, 2001. . . . . . . . . . .    30

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2002 and December 31, 2001 . . . . . . . . . . . . . .   31

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . .   32


FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

EXHIBITS

     The following exhibits are included as part of this report:

             SEC Report
             Reference
Exhibit No.    Number    Description
-----------  ----------  ---------------------------------------------------------------

        2.1         2.1  Asset Purchase Agreement dated March 14, 2002 between
                         Registrant and Inventoy.com International, Inc.(1))

        2.2         2.1  Acquisition Agreement dated April 23, 2002 by and among
                         Registrant, Assure Oil & Gas Corp. ("Assure") and the shareholders of Assure (2)


             SEC Report
             Reference
Exhibit No.    Number    Description
-----------  ----------  ---------------------------------------------------------------
        2.3         2.1  Share Purchase Agreement dated May 30, 2002 by and
                         among Assure Oil and Gas Corp., and Gary Freitag, Garth R.
                         Keyte and Evan Stephens.(3)

        2.4         2.1  Stock Exchange Agreement dated August 27, 2002 by and among Registrant, Inventoy.com International Inc., Kaplan
                         Design Group, Douglas Kaplan, Ed Kaplan and Ron Beit-
                         Halachmy.(4)

        3.1         3.1  Certificate of Incorporation of Registrant as filed August 11,
                         1999.(5)

        3.2         3.1  Certificate of Amendment to Certificate of Incorporation of
                         Registrant filed February 15, 2002.(6)

        3.3         3.1  Certificate of Amendment to Certificate of Incorporation of
                         Registrant filed May 1, 2002.(2)

        3.4         3.2  By-Laws of Registrant.(5)

        4.1         4.1  Registration Rights Agreement dated as of April 23, 2002 by and between Registrant and the shareholders of Assure Oil &
                         Gas Corp.(1)

        4.3              Certificate of Designation, Preferences and Rights of Series A
                         Preferred Stock of Registrant as filed on June 7, 2002

       4.4.         4.1  Certificate of Designation, Preferences and Rights of Series B
                         Preferred Stock of Registrant as filed on August 28, 2002.(4)


             SEC Report
             Reference
Exhibit No.    Number    Description
-----------  ----------  -----------------------------------------------------------

       10.1        10.1  Promissory Note dated April 23, 2002 (2)

       10.2        10.1  Convertible Preferred Stock Purchase Agreement dated
                         August 27, 2002 (4)

       10.3        10.1  Employment Agreement dated as of September 12, 2002
                         between Registrant and Suzanne West.(7)

       10.4              Convertible Preferred Stock Purchase Agreement dated as of
                         June 1, 2002

       10.5 Employment Agreement dated as of September 17, 2002 between Registrant and Harvey Lalach

       10.6 Stock Option Agreement made as of September 17, 2002 between Registrant and Harvey Lalach

       10.7              Stock Option Agreement made as of October 1, 2002 between
                         Registrant and James Golla

       10.8              Stock Option Agreement made as of October 1, 2002 between
                         Registrant and Primoris Group Inc.

       10.9              Subordinated Promissory Note dated December 28, 2002

      10.10              Subordinated Promissory Note with Warrant dated March 15,
                         2003

         21              List of subsidiaries of Registrant

       99.1              Certification of Chief Executive and Financial Officer

(1) Filed with the Securities and Exchange Commission on May 1, 2002 as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2002, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission on May 8, 2002, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated April 23, 2002, which Exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission on June 14, 2002, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8K dated May 30, 2002, which exhibit is incorporated herein by reference.


(4) Filed with the Securities and Exchange Commission on September 11, 2002, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8K dated August 27, 2002, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission on May 25, 2001 as an exhibit, numbered as indicated above, to the Registrants' registration statement on Form SB-2, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission on April 8, 2002, as an exhibit, numbered as indicated above, to the Registrant's Transition Report on Form 10-QSB for the transition period from August 1, 2001 to December 31, 2001, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission on November 19, 2002, as an exhibit, numbered as indicated above to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, which exhibit is incorporated herein by reference.


                        ITEM 14.  CONTROLS AND PROCEDURES

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                      ASSURE  ENERGY  INC.

Dated:  April  14,  2003              By:  /s/  Harvey  Lalach
                                           -------------------
                                           Harvey  Lalach
                                           President


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April, 2003.


               /s/  Harvey  Lalach
               -------------------------------------------------------
               Harvey Lalach, President, Chief Executive Officer, Chief Financial and Accounting Officer, Director



               /s/  James  Golla
               -------------------------------------------------------
                    James  Golla,  Director

                          Independent Auditors' Report
                          ----------------------------


To the Stockholders' and the Board of Directors of Assure Energy, Inc.

We have audited the accompanying consolidated balance sheet of Assure Energy Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assure Energy, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rogoff & Company, PC

New York, New York
March 28, 2003

                        ASSURE ENERGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2002


                                       ASSETS

Current Assets:
  Cash                                                                  $1,216,754
  Accounts receivable                                                    1,199,077
  Prepaid expenses                                                           8,893
                                                                        -----------

    Total current assets                                                 2,424,724

Restricted cash                                                             54,893

Property and equipment, net                                              4,681,586
                                                                        -----------

                                                                        $7,161,203
                                                                        ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                 $1,028,100
                                                                        -----------

Deferred income tax payable                                                 28,156
Long term debt                                                             633,871
Obligation for site restoration                                             42,913
                                                                        -----------

                                                                         1,733,040
                                                                        -----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock; 4,977,250 shares authorized
    Series A; stated value $100, 5% cumulative dividend; 17,500 shares
      authorized, issued and outstanding                                 1,750,000
    Series B; stated value $100, 5% cumulative dividend, 5,250 shares
      authorized, issued and outstanding                                   525,000
  Common stock; $.001 par value; 100,000,000 shares
    authorized; 15,366,000 shares issued and outstanding                    15,366
  Additional paid in capital                                             3,926,250
  Accumulated other comprehensive income                                    72,699
  Accumulated deficit                                                     (861,152)
                                                                        -----------

    Total stockholders' equity                                           5,428,163
                                                                        -----------

                                                                        $7,161,203
                                                                        ===========

See Notes to Consolidated Financial Statements.

                               ASSURE ENERGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 FOR THE YEARS ENDED DECEMBER 31,


                                                                2002                  2001
                                                        ---------------------  ------------------
Revenue:
  Oil and gas revenue                                   $          1,136,896   $               -
                                                        ---------------------  ------------------

Expenses:
  Production expenses                                                299,622                   -
  Royalties                                                          174,693                   -
  Depreciation, depletion and site restoration                       724,247                   -
  Interest                                                            24,178                   -
  General and administrative                                         677,932              59,383
                                                        ---------------------  ------------------

    Total expenses                                                 1,900,672              59,383
                                                        ---------------------  ------------------

Loss from operations before provision for income taxes              (763,776)            (59,383)

Provision for deferred income taxes                                   28,386                   -
                                                        ---------------------  ------------------

Net loss                                                            (792,162)            (59,383)

Other comprehensive income, net of taxes:
  Foreign translation gain                                            72,699                   -
                                                        ---------------------  ------------------

Comprehensive loss                                      $           (719,463)  $         (59,383)
                                                        =====================  ==================


Basic loss per share                                                   (.03)  $           (.002)
                                                        =====================  ==================

Basic weighted average common shares outstanding                  27,924,740          31,070,762
                                                        =====================  ==================

See Notes to Consolidated Financial Statements.

                                           ASSURE ENERGY, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                       Preferred Stock               Common Stock            Additional
                               ------------------------------  ---------------------------    Paid In        Accumulated
                                   Shares          Amount         Shares        Amount         Capital         Deficit
                               ---------------  -------------  ------------  -------------  -------------  ---------------

Balance, December 31, 2000                   -  $           -   24,750,000   $     24,750   $      51,836  $       (9,607)

Issuance of common stock
  to director                                -              -       60,000             60               -               -

Sale of common stock
  under private placement                    -              -    6,516,000          6,516             633               -

Net loss                                     -              -            -              -               -         (59,383)
                               ---------------  -------------  ------------  -------------  -------------  ---------------

Balance, December 31, 2001                   -              -   31,326,000         31,326          52,469         (68,990)

Issuance of common stock
 for acquisition                             -              -    3,600,000          3,600       2,104,821               -

Sale of common stock under
  private placement                          -              -    2,100,000          2,100       1,747,900               -

Sale of Series A
  Preferred Stock                        5,000        500,000            -              -               -               -

Conversion of long term debt
  to Series A Preferred Stock           12,500      1,250,000            -              -               -               -

Sale of assets in exchange
  for common stock                           -              -  (21,660,000)       (21,660)         21,060               -

Sale of Series B Convertible
  Preferred Stock                        5,250        525,000            -              -               -               -

Other comprehensive income                   -              -            -              -               -               -

Net loss                                     -              -            -              -               -        (792,162)
                               ---------------  -------------  ------------  -------------  -------------  ---------------

Balance, December 31, 2002              22,750  $   2,275,000   15,366,000   $     15,366   $   3,926,250  $     (861,152)
                               ===============  =============  ============  =============  =============  ===============


                                                 Accumulated
                                                    Other         Total
                               Subscription     Comprehensive  Stockholders'
                                 Receivable         Income       Equity
                               ---------------  ------------  -------------

Balance, December 31, 2000     $         (600)  $          -  $     66,379

Issuance of common stock
  to director                               -              -            60

Sale of common stock
  under private placement                   -              -         7,149

Net loss                                    -              -       (59,383)
                               ---------------  ------------  -------------

Balance, December 31, 2001               (600)             -        14,205

Issuance of common stock
 for acquisition                            -              -     2,108,421

Sale of common stock under
  private placement                         -              -     1,750,000

Sale of Series A
  Preferred Stock                           -              -       500,000

Conversion of long term debt
  to Series A Preferred Stock               -              -     1,250,000

Sale of assets in exchange
  for common stock                        600              -             -

Sale of Series B Convertible
  Preferred Stock                           -              -       525,000

Other comprehensive income                  -         72,699        72,699

Net loss                                    -              -      (792,162)
                               ---------------  ------------  -------------

Balance, December 31, 2002     $            -   $     72,699  $  5,428,163
                               ===============  ============  =============

See  Notes  to  Consolidated  Financial  Statements.

                       ASSURE ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31,


                                                               2002        2001
                                                           ------------  ---------
Cash flows from operating activities:

Net loss                                                   $  (792,162)  $(59,383)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and depletion                               641,928          -
      Allowance for site restoration                            53,000          -
      Deferred income taxes                                     28,156          -
      Sale of toy patents                                        3,000          -
      Common stock issued for services                               -     50,000
    Changes in operating assets and liabilities:
      Accounts receivable                                     (930,089)         -
      Prepaid expenses                                            (229)         -
      Accounts payable and accrued expenses                    965,350     (1,567)
                                                           ------------  ---------

Net cash used in operating activities                          (31,046)   (10,950)
                                                           ------------  ---------

Cash flows from investing activities:
  Purchases of property and equipment                       (1,394,521)         -
  Restricted cash                                              (54,893)         -
  Acquisition of business                                   (2,051,645)         -
                                                           ------------  ---------

Net cash used in investing activities                       (3,501,059)         -
                                                           ------------  ---------

Cash flows from financing activities:
  Proceeds from sale of preferred stock                      1,025,000          -
  Proceeds from sale of common stock                         1,750,000      7,149
  Proceeds from long term debt                               1,883,871          -
                                                           ------------  ---------

Net cash provided by financing activities                    4,658,871      7,149
                                                           ------------  ---------

Effect of exchange rate changes on cash                         72,699          -
                                                           ------------  ---------

Increase (decrease) in cash                                  1,199,465     (3,801)

Cash, beginning of year                                         17,289     21,090
                                                           ------------  ---------

Cash, end of year                                          $ 1,216,754   $ 17,289
                                                           ============  =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                   $    24,178   $      -
                                                           ============  =========

Supplemental disclosure of non-cash financing activities:
  Conversion of debt to Series A Preferred Stock           $ 1,250,000   $      -
                                                           ============  =========
  Common stock issued for acquisition                      $ 2,108,421   $      -
                                                           ============  =========
  Common stock issued for deferred offering costs          $         -   $ 50,000
                                                           ============  =========

See Notes Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND ACQUISITIONS

     Assure Energy, Inc. formerly Inventoy.com (the "Company") was incorporated in the State of Delaware on August 11, 1999. From inception through March 31, 2002, the Company had been in the developmental stage. On March 14, 2002 the Company ceased business in the toy design business. On August 27, 2002 the Company sold its toy designs to certain former officers and shareholders of the Company in exchange for all of their common stock in the Company which was 21,660,000 shares. After the transaction the Company cancelled these shares and returned them to the status of authorized but unissued shares of common stock. On May 1, 2002 the Company changed its name to Assure Energy, Inc.

     On February 22, 2002, the Board of Directors of the Company approved a change in the Company's fiscal year to December 31 from July 31.

     The board of directors authorized a 4-for-1 common stock split with a record date of February 25, 2002 and another 3-for-2 common stock split with a record date of September 10, 2002. All share and per share information has been retroactively restated to reflect these stock splits.

     Effective April 1, 2002 the Company acquired all of the issued and outstanding common stock of Assure Oil & Gas Corp., ("Oil & Gas") a Canadian corporation, engaged in the exploration, development and production of oil and gas properties in Alberta, Canada, for 3,600,000 units. Each unit consists of one share of the Company's common stock, one A warrant which entitles the holder to acquire another share of the Company's common stock at $.33 per share and one B warrant which entitles the holder to acquire an additional share of the Company's common stock at $.67 per share. The A warrants are exercisable from October 1, 2003 through September 30, 2007 while the B warrants are exercisable from July 1, 2004 through June 30, 2008. The purchase price was derived entirely from the fair value of the Company's common stock as the A and B warrants were determined to have deminimus value at the date of acquisition.

     The acquisition of Oil & Gas was accounted for as a purchase. The purchase price of $2,108,421 has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The purchase price included excess of the fair value over book basis of $992,482 which is attributable entirely to the oil and natural gas properties based upon an independent evaluation of proved oil and natural gas reserves. Total consideration paid has been allocated as follows:

          Current Assets                         $  369,028
          Oil and Natural Gas Properties          1,887,435
          Accounts Payable and Accrued Expenses    (148,042)
                                                 -----------

          Purchase price                         $2,108,421
                                                 ===========

     Effective April 1, 2002 the Company acquired all of the issued and outstanding common stock of Westerra 2000, Inc. ("Westerra"), a Canadian corporation, engaged in the exploration, development and production of oil and gas properties in Alberta and Saskatchewan, Canada, for $2,060,345 in cash.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND ACQUISITIONS - continued

     The acquisition of Westerra was accounted for as a purchase. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. Total consideration paid has been allocated as follows:

          Current Assets                  $    8,700
          Oil and Natural Gas Properties   2,051,645
                                          ----------

          Purchase price                  $2,060,345
                                          ==========

     The following unaudited pro forma consolidated results of operations for the year ended December 31, 20021assume that the Oil & Gas and Westerra acquisitions had occurred as of January 1, 2002, giving effect to purchase accounting adjustments, if any. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Oil & Gas and Westerra been operated as a part of the Company since January 1, 2002.

Revenue:
  Oil and gas                                                      $ 1,439,699
  Other                                                                  6,704
                                                                   ------------
    Total revenue                                                  $ 1,446,403
                                                                   ============

Net loss                                                           $  (594,460)
                                                                   ============

Earning per share - basic and diluted (a)                          $      (.02)
                                                                   ============

Weighted average common stock outstanding - basic and               27,924,740
                                                                   ============
diluted

(a) Reflects the effect of cumulative preferred stock dividends.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements present the results of operations of the Company for the years ended December 31, 2002 and 2001 and its wholly owned subsidiaries, Oil & Gas and Westerra from April 1, 2002, the effective date of the acquisitions, through December 31, 2002. All material intercompany accounts and transactions have been eliminated in consolidation.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Concentration  of  credit  risk

     Concentrations of credit risk with respect to trade receivables are limited to customers dispersed primarily across Canada. All trade receivables are concentrated in the oil and natural gas exploration and production segment of the economy; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the oil and gas industry.

     Property  and  equipment

     Oil and gas properties are accounted for using the full cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs, are capitalized on a country by country cost center basis. The cost of drilling and equipping wells, both exploratory and development are capitalized. Capitalized costs of producing oil and gas properties, after allowance for estimated abandonment and salvage costs, are depleted using the unit of production method based upon the estimated recoverable proven oil and gas reserves.

     Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed annually to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of impairment is included in the depletion calculation.

     In applying the full cost method, the Company performs a ceiling test on properties which restricts the capitalized costs less accumulated depletion from exceeding an amount equal to the estimated undiscounted value of future net revenues from proved oil and natural gas reserves, as determined by independent engineers, based upon sales prices achievable under existing contracts and posted average reference prices in effect at year end, and current costs, after deducting estimated future general and administrative expenses, production related costs, financing costs, future site restoration costs and income taxes.

     Furniture and fixtures are depreciated over the estimated useful lives of the assets, generally five years. Maintenance and repairs are expensed as incurred while major renewals and improvements are capitalized.

     Site  Restoration

     Site restoration costs are costs being accrued for the future restoration of the property back to its original condition. The accrual is based upon management's best estimate of the future costs calculated on the unit of production basis, utilizing proved producing reserves.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Impairment  of  long-lived  assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
     144), the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no long-lived impaired assets at December 31, 2002.

     Income  Taxes

     The Company uses the liability method for income taxes as required by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized.

     Joint  Ventures

     Substantially all of the Company's operations are carried out through joint ventures with unrelated third parties. These financial statements reflect only the Company's proportionate interest in such ventures.

     Revenue  Recognition

     Revenue from the production of oil and natural gas is earned when title passes to the customer.

     Stock  based  compensation

     The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, the Company has elected to use the intrinsic method to account for stock based compensation relating to employees. When the exercise price of employee stock options equals or exceeds the market price of the underlying stock as of the grant date, no compensation expense is recorded. As required, the Company provides the pro forma effects of employee stock based compensation using the fair value method. With respect to stock based compensation granted to nonemployees, the Company records an expense equal to the fair value of the option on the measurement date, which is either the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Loss  Per  Share

     The Company presents basic loss per share, and if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128").

     Under SFAS 128 basic net loss available to common stockholders per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding for the year. Net loss available to common stockholders is computed by taking the net loss and adding cumulative dividends on preferred stock for the year. Diluted net earnings per share is computed by dividing the net earnings for the period by the weighted average number of common share equivalents during the year. Common stock equivalents include warrants and options issued during the year.

     Comprehensive  Loss

     Comprehensive loss consists of net income for the period and foreign currency translation adjustments.

     Financial  Instruments

     The carrying amounts of financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses approximate fair value at December 31, 2002 because of the short term maturity of the instruments. The carrying value of the long term debt approximates fair value as of December 31, 2002 based upon debt terms available for entities under similar terms. The carrying amount of the preferred stock is not practical to estimate without incurring excessive cost, as this instrument is not publicly traded.

     Foreign  Currency  Translation  and  Transactions

     The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded as a separate component of stockholders' equity while foreign currency transaction gains and losses are included in operations. At December 31, 2002 the foreign currency translation adjustment was not material and included in general and administrative expenses in the consolidated statement of operations.

     Use  of  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimated.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     New  Accounting  Pronouncements

     In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SFAS 141 further clarifies the criteria for recognition of intangible assets separately from goodwill.

     In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142 eliminates the amortization of goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. The Company adopted this Statement as of January 1, 2002 and management does not believe that this Statement will have a material impact on the financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair market value. Upon initially recognition of an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management believes the adoption of SFAS 143 will not have a significant effect on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for the initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company's stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. The Company is currently evaluating the effect that SFAS 148 will have on the Company's financial statements, if any.

     Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - RESTRICTED CASH

     Restricted cash at December 31, 2002 consists of approximately $55,000 held by an agency of the Alberta Provincial Government which may only be utilized in the event that the Company does not fulfill its obligation regarding site restoration.

NOTE 5 - PROPERTY AND EQUIPMENT


     Property and equipment, at cost, at December 31, 2002 consists of the following:

Oil and natural gas properties (including approximately $110,000
  of non producing properties)                                     $5,630,705
Furniture and fixtures                                                 13,569
                                                                   ----------

                                                                    5,644,274
Less accumulated depreciation and depletion                           962,688
                                                                   ----------

                                                                   $4,681,586
                                                                   ==========

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 6 - INCOME TAXES

     As of December 31, 2002, the Company has a net operating loss carryforward of approximately $400,000 which may be utilized to offset future taxable income for United States Federal and New York State Corporate tax purposes. A portion of these net operating loss carryforwards begin to expire in 2014 with the majority beginning to expire in 2020. The Company's net operating loss carryforward may be subject to a substantial limitation due to the change of ownership rules under Section 382 of the Internal Revenue Code. There are no timing differences between financial reporting and tax reporting. This net operating loss carryforward creates a deferred tax asset of approximately $60,000. Since it is more likely than not that the Company will not realized a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

     The Company's wholly owned subsidiaries have a net operating loss of approximately $380,000 under The Income Tax Act (Canada). These net operating losses can be carried back three years and forward seven years to offset future taxable income. The Canadian entities have recorded a deferred tax expense of $28,386 for the period from April 1, 2002 through December 31, 2002 relating to the timing differences between financial reporting and tax reporting relating to royalty expenses.

NOTE 7 - LONG TERM DEBT

     On March 15, 2003 the Company entered into a six year Subordinated Promissory Note Payable (the "Subordinated Note") with a foreign entity with a principle balance of $4,500,000. This Subordinate Note accrues interest at Citibank's prime rate (4.25% per annum at December 31, 2002) plus 3.5% per annum. No interest will be due until March 14, 2004, at which time all accrued and outstanding interest is due and payable. Thereafter, quarterly payments of principle and interest are due each June 15, September 15, December 15 and March 15. This note is subordinated to all present and future bank debt of the Company and its subsidiaries. The Company further agreed to issue 450,000 common stock purchase warrants to purchase an equal number of the Company's common stock with an exercise price of $3.10 per share. These common stock purchase warrants may be exercised at ant time during the five years commencing July 1, 2003.

     On December 28, 2002 the Company obtained a note payable in the principle amount of $633,871. This note payable accrues interest at the Canadian bank prime rate (which was 4.5% per annum at December 31, 2002) plus 3.5% per annum. The note payable requires an interest only payment on December 28, 2003. Thereafter the note payable requires quarterly principle payments of approximately $39,600 plus interest through December 28, 2007. This note is subordinated to all present and future bank debt of the Company and its subsidiaries.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 7 - LONG TERM DEBT

     The aggregate maturities of long term debt at December 31, 2002 are as follows:

               December 31,
               -------------
                   2003                $      -
                   2004                 158,500
                   2005                 158,500
                   2006                 158,500
                   2007                 158,371
                                       ---------

                                       $633,871
                                       =========


NOTE  8  -  STOCK  OPTIONS

     The Company has issued non statutory stock options to two employees, and an unrelated third party vendor as partial compensation for services rendered (See Note 10).

     On October 1, 2002 the Company issued 20,000 options to an employee of the Company with an exercise price of $2.75 per share (which is the fair value at the grant date), through September 30, 2005. The first 10,000 stock options vest on the earlier of March 31, 2003 or upon the Company achieving 1,000 barrels of oil per day or its natural gas equivalent (the "Initial Vesting Period"). The remaining 10,000 stock options vest on the one year anniversary of the Initial Vesting Period.

     A  summary  of  the  Company's  stock  option  activity  is  as  follows:

                                                      Common Stock
                                          ---------------------------------
                                                           Weighted average
                                               Shares       Exercise Price
                                          ----------------  ---------------
          Outstanding, December 31, 2001                 -  $             -

          Grants                                   320,000             2.75
          Exercised                                      -                -
                                          ----------------  ---------------

          Outstanding, December 31, 2002           320,000  $          2.75
                                          ================  ===============

     A  summary  of  the  Company's  stock  options  outstanding  is as follows:

                     Options Outstanding                 Options Exercisable
                  ------------------------------------------------------------
                                Weighted-
                                 Average     Weighted-               Weighted-
                                Remaining     Average                 Average
   Range of         Number     Contractual   Exercise     Number     Exercise
Exercise Prices   Outstanding     Life        Price     Exercisable    Price
----------------  -----------  -----------  ----------  -----------  ---------
0.00 - $2.75         320,000         1.60  $     2.75      200,000  $    2.75

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  8  -  STOCK  OPTIONS  -  continued

     Had the Company adopted the fair value based method for employee options at the grant date the net loss for the year ended December would have increased to $888,316 and had no effect on the loss per share.

     The Company's calculations for employee option grants during the year ended December 31, 2002 were made using an appropriate option-pricing model using the following assumptions: expected volatility 16.3%, risk free interest rate 2.3%, expected life in years 3 and dividend yield 0%.

NOTE 9 - EQUITY TRANSACTIONS

     Preferred  Stock

     During June 2002 the Company issued shares of its Series A Preferred Stock ("Series A"). The Series A has a stated value of $100, a cumulative 5% dividend payable in cash or shares of the Company's common stock. The Series A is convertible by the holder after two years, or if called for redemption by the Company, transferred into units of the Company on a one for one basis at $1.00 of stated value. Units consist of one share of the Company's common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock exercisable at $1.17 per share at any time during the four year period commencing one year after the date of issuance. On April 23, 2002 the Company completed a $1,250,000 debt financing with a foreign corporate entity. During June 2002 the debt was converted into 12,500 shares of the Company's Series A. On June 7, 2002 the Company issued an additional 5,000 shares of its Series A. At December 31, 2002 the Series A had accumulated a dividend payable of approximately $50,000.

     During August 2002 the Company issued shares of its Convertible Series B Preferred Stock ("Series B"). The Series B has a stated value of $100, a cumulative 5% dividend payable annually in cash or common stock of the Company, and the right to convert the Series B into units commencing on the second anniversary of the issuance of the Series B. Each unit consists of one share of the Company's common stock and one common stock purchase warrant exercisable at $1.33 per share, at any time during the four year period commencing one year from the date of issuance of the units. The initial conversion price is $1.17 for each unit. On August 27, 2002 the Company entered into a Preferred Stock Purchase Agreement to sell 5,250 shares of the Company's Series B at a price of $100 per share. At December 31, 2002 the Series B has a cumulative dividend of approximately $9,000.

     Common  Stock

     On February 15, 2002 the Board of Directors of the Company approved a plan, and filed an amended certificate of incorporation, to increase the Company's authorized capital from 20,000,000 shares to 100,000,000 shares.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 9 - EQUITY TRANSACTIONS - continued

     On May 8, 2002, the Company completed an equity financing with certain accredited investors, exempt from the registration provisions of the Securities Act of 1933, as amended by Rule 506 of Regulation D. In that financing, the Company received $1,750,000 in exchange for 2,100,000 units, each unit consisting of one share of the Company's common stock and one common stock purchase warrant entitling the holder to acquire another share of the Company's common stock exercisable at $1.00 per share, for a period of four years commencing July 1, 2003.

     During February 2003 the Company entered into Subscription Agreements to sell 1,067,000 units for an aggregate of $2,400,750. Each unit consists of one share of the Company's common stock and one half common stock purchase warrant. Each full warrant entitles the holder to purchase one share of the Company's common stock at $2.50 per warrant share for a period of five years commencing from the date of issuance, February 26, 2003.

     During August 2000 the Company's Board of Directors authorized a Private Placement Offering (the "Offering") of the 6,666,000 Company's common stock to a limited number of sophisticated investors at a price of approximately $.02 per share. During the first seven months of 2001 the Company completed this Offering by issuing 6,516,000 shares of its common stock for proceeds of $7,149 net of deferred offering costs of $101,451. As part of the Offering the Company issued 50,000 of its common stock for services rendered as deferred offering costs.

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

     Employment  and  Consulting  Agreements

     On September 17, 2002 the Company entered into an Employment Agreement (the "Agreement") with one officer of the Company. The initial term of the Agreement is for nine months commencing on September 30, 2002. The officer became the Company's president in December 2002, his salary was increased to approximately $56,000 annually and the Agreement was cancelled. The stock option portion of the Agreement has been retained where the officer has been granted 100,000 options to purchase to purchase an equal number of the Company's common stock at an exercise price of $2.75 per share (which is the fair value at the grant date), through September 30, 2005. The first 50,000 stock options vest on the earlier of March 31, 2003 or upon the Company achieving 1,000 barrels of oil per day or its natural gas equivalent (the "Initial Vesting Period"). The remaining 50,000 stock options vest on the one year anniversary of the Initial Vesting Period.

     On September 17, 2002 the Company entered into a Consulting Service Agreement (the "Service Agreement") with an unrelated third party (the "Consultant"). The services by the Consultant include media and investor relations. The initial term of the Service Agreement is for a period from September 23, 2002 through November 30, 2003. For this service the Company is required to pay in advance $5,500 per month, as well as reasonable out-of-pocket expenses not to exceed $1,500 per month. As part of the Service Agreement the Consultant has been granted 200,000 options to purchase an equal number of common stock at an exercise price of $2.75 per share through September 30, 2004. The Company agrees to make all necessary legal and regulatory filings to enable the issuance of the option agreement to the Consultant. The Service Agreement includes piggyback registration rights.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  -  continued

     Legal  Proceedings

     On February 19, 2003 an action was brought against the Company in the Court of Queen's Bench of Alberta (Canada), Judicial District of Calgary. The allegation is that the Company owes monies to the plaintiffs pursuant to a Share Purchase Agreement dated May 30, 2002. The plaintiffs are seeking approximately $221,000 plus accrued interest at 6% per annum from January 15, 2003. The Company has filed a Statement of Defense and Counterclaim based upon management's believe that certain of the Westerra wells purchased were represented as being proven/producing when they were non producing. The Company believes its position has merit but can offer no assurance as to the outcome.

     Leases

     The Company has an operating lease for its corporate headquarters. The lease expires on December 31, 2005 and requires annual payments of approximately $37,400.

NOTE 11 - CONCENTRATIONS

     At December 31, 2002 all of the Company's cash is held outside of the United States. The Company had deposits with commercial financial institutions which at times, may exceed the Canadian insured limits of approximately $40,000. Management has placed these funds in high quality institutions in order to minimize the risk.

     At December 31, 2002 the Company had three customers that accounted for 50.0% of the accounts receivable. For the period from April 1, 2002 through December 31, 2002 the Company had one customer that accounted for 10.8% of the Company's revenue.

NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one business segment which includes the exploration and production of oil and natural gas. The Company conducts all of its operations in Canada. Information about the Company's assets in different geographic locations as of December 31, 2002 is shown below pursuant to the provisions of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

     Total  Assets  are  as  follows:

          Canada             $6,973,403
          United States         187,800
                             ----------

               Total Assets  $7,161,203
                             ==========

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  13  -  SIGNIFICANT  TRANSACTION

     On March 6, 2003 the Company has entered into a Purchase Agreement among certain shareholders (the "Selling Shareholders") of Quarry Oil & Gas Ltd ("Quarry'), and QUARRY an Alberta corporation, to acquire 47% of the outstanding common stock of Quarry for approximately $5,800,000 in cash. As part of the Purchase Agreement the Company has agreed to one of the three following post closing activities: introduce to Quarry an experienced management team, subject to approval of the Selling Shareholders, make an offer, within 60 days of the closing, to acquire the remaining outstanding common stock of Quarry at a price of not less then the original purchase price or subscribe, within 90 days of the closing date, to a material private placement of Quarry common stock at a subscription price per share of not less than the purchase price. The Company anticipates completing this Purchase Agreement within the near term.

NOTE  14  -  SUPPLEMENTAL  INFORMATION  (UNAUDITED)

     The following supplemental information regarding oil and natural gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Following is a summary of the estimated quantities of the Company's crude oil and natural gas reserves for the years indicated, as estimated by a qualified engineering firm, as of December 31, 2002. All of the Company's reserves are located in Canada. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling production history, new geological and geophysical data and changes in economic conditions.


                                                        Oil     Natural Gas
          Quantity of Oil and Natural Gas Reserves     (Bbls)      (Mcf)
                                                      --------  ------------

          Total proved reserves at December 31, 2001        -             -
            Acquisition                               159,953     1,988,428
            Production                                (13,253)     (314,428)
                                                      --------  ------------

          Total proved reserves at December 31, 2002  146,700     1,674,000
                                                      ========  ============

          Proved developed reserves:
            December 31, 2002                          13,200       207,000
                                                      ========  ============

     The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and natural gas producing activities and the aggregate amount of related accumulated depletion as of December 31, 2002:

          Unproved properties not being amortized  $  110,000
          Proved properties being amortized         5,520,705
          Less accumulated depletion                 (961,332)
                                                   -----------

            Net capitalized costs                  $4,669,373
                                                   ===========

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  14  -  SUPPLEMENTAL  INFORMATION  (UNAUDITED)  -  continued

     The following table reflects the costs incurred in oil and natural gas property acquisition, exploration, and development activities during the year ended December 31, 2002:

          Property and acquisition costs  $3,575,317
          Exploration costs                        -
          Development costs                2,055,388
                                          ----------

                                          $5,630,705
                                          ==========

     Standardized  Measure  of  Discounted  Future  Net  Cash  Flows

     The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2002:

          Future cash inflows                                $12,207,000
          Future development costs                               (71,000)
          Future production costs                             (4,586,000)
                                                             ------------
          Future net cash inflows before income taxes          7,550,000

          Future income taxes                                 (1,092,000)
                                                             ------------
          Future net cash flows                                6,458,000
          10% discount factor                                 (1,516,000)
                                                             ------------

          Standardized measure of discounted future
            net cash inflow                                  $ 4,942,000
                                                             ============

                                 CERTIFICATIONS

            I, Harvey Lalach, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Assure Energy, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 14, 2003        /s/  Harvey  Lalach
                              --------------------------------------------------
                                   Harvey  Lalach
                                   Principal  Executive  and  Financial  Officer

             SEC Report
             Reference
Exhibit No.    Number    Description                                              Page
-----------  ----------  -------------------------------------------------------  ----

        2.1         2.1  Asset Purchase Agreement dated March 14, 2002
                         between Registrant and Inventoy.com
                         International, Inc.(1)

        2.2         2.1  Acquisition Agreement dated April 23, 2002 by
                         and among Registrant, Assure Oil & Gas Corp.
                         ("Assure") and the shareholders of Assure (2)

        2.3         2.1  Share Purchase Agreement dated May 30, 2002 by
                         and among Assure Oil and Gas Corp., and Gary
                         Freitag, Garth R. Keyte and Evan Stephens.(3)

        2.4         2.1  Stock Exchange Agreement dated August 27, 2002
                         by and among Registrant, Inventoy.com
                         International Inc., Kaplan Design Group, Douglas
                         Kaplan, Ed Kaplan and Ron Beit-Halachmy.(4)

        3.1         3.1  Certificate of Incorporation of Registrant as filed
                         August 11, 1999.(5)

        3.2         3.1  Certificate of Amendment to Certificate of
                         Incorporation of Registrant filed February 15,
                         2002.(6)

        3.3         3.1  Certificate of Amendment to Certificate of
                         Incorporation of Registrant filed May 1, 2002.(2)

        3.4         3.2  By-Laws of Registrant.(5)

        4.1         4.1  Registration Rights Agreement dated as of April
                         23, 2002 by and between Registrant and the shareholders of Assure Oil & Gas Corp.(1)

        4.3              Certificate of Designation, Preferences and Rights         50
                         of Series A Preferred Stock of Registrant as filed
                         on June 7, 2002

       4.4.         4.1  Certificate of Designation, Preferences and Rights
                         of Series B Preferred Stock of Registrant as filed on August 28, 2002.(4)


             SEC Report
             Reference
Exhibit No.    Number    Description                                              Page
-----------  ----------  -------------------------------------------------------  ----

       10.1        10.1  Promissory Note dated April 23, 2002 (2)

       10.2        10.1  Convertible Preferred Stock Purchase Agreement dated
                         August 27, 2002 (4)

       10.3        10.1  Employment Agreement dated as of September 12,
                         2002 between Registrant and Suzanne West (7)

       10.4              Convertible Preferred Stock Purchase Agreement dated       63
                         as of June 1, 2002

       10.5              Employment Agreement dated as of September 17,             76
                         2002 between Registrant and Harvey Lalach

       10.6              Stock Option Agreement made as of September 17,            88
                         2002 between Registrant and Harvey Lalach

       10.7              Stock Option Agreement made as of October 1, 2002          92
                         between Registrant and James Golla

       10.8              Stock Option Agreement made as of October 1, 2002          96
                         between Registrant and Primoris Group Inc.

       10.9              Subordinated Promissory Note dated December 28,           100
                         2002

      10.10              Subordinated Promissory Note with Warrant dated           104
                         March 15, 2003

         21              List of subsidiaries of Registrant                        113

       99.1              Certification of Chief Executive and Financial Officer    114

(1) Filed with the Securities and Exchange Commission on May 1, 2002 as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2002, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission on May 8, 2002, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated April 23, 2002, which Exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission on June 14, 2002, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8K dated May 30, 2002, which exhibit is incorporated herein by reference.


(4) Filed with the Securities and Exchange Commission on September 11, 2002, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8K dated August 27, 2002, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission on May 25, 2001 as an exhibit, numbered as indicated above, to the Registrants' registration statement on Form SB-2, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission on April 8, 2002, as an exhibit, numbered as indicated above, to the Registrant's Transition Report on Form 10-QSB for the transition period from August 1, 2001 to December 31, 2001, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission on November 19, 2002, as an exhibit, numbered as indicated above to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, which exhibit is incorporated herein by reference.