Form 10QSB
period 2003-03-31
ASSURE ENERGY INC
filed 2003-05-20
CIK 1136609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended March 31, 2003

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                        Commission file number 333-61714

                               ASSURE ENERGY, INC.
--------------------------------------------------------------------------------
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

                                                      (403) 266-2787
                                      ------------------------------------------------
                                      (Issuer's telephone number, including area code)

                                                         N/A
                     ------------------------------------------------------------------------------------------
                          (Former Name, Former Address and Former Fiscal Year, if Changed since Last Report)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      16,433,000 shares as at May 16, 2003

   Transitional Small Business Disclosure Format (check one). Yes   ; No X
                                                                 ---    ---

                               ASSURE ENERGY, INC.
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

             Special Note Regarding Forward Looking Statements ............  3

                    PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements .........................................  4

Item 2.      Plan of Operation............................................  11

Item 3       Controls and Procedures......................................  12

                      PART II - OTHER INFORMATION

Item 1.      Legal Proceedings ...........................................  12

Item 2.      Changes in Securities and Use of Proceeds....................  13

Item 5.      Other Information............................................  13

Item 6.      Exhibits and Reports on Form 8-K.............................  14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         Consolidated Balance Sheet as at March 31, 2003 (unaudited).............................................. 5

         Consolidated Statements of Operations for the three month periods ended March 31, 2003 and
           2002 (unaudited)....................................................................................... 6

         Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and
           2002 (unaudited)....................................................................................... 7

         Notes to Consolidated Financial Statements (unaudited)................................................... 8

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)


                                     ASSETS

Current Assets:
   Cash                                                                   $  7,532,304
   Accounts receivable and other current assets                              1,519,554
                                                                          ------------

     Total current assets                                                    9,051,858

Restricted cash                                                                 59,001
Property and equipment, net of accumulated depreciation
   and depletion of $1,438,983                                               4,773,703
                                                                          ------------

                                                                          $ 13,884,562
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                  $    422,041
   Income tax payable                                                           88,365
                                                                          ------------

     Total current liabilities                                                 510,406

Long term debt                                                               5,209,524
Obligation for site restoration                                                 61,456
Deferred income tax payable                                                     44,919
                                                                          ------------

                                                                             5,826,305
                                                                          ------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock:  4,977,250 shares authorized
     Series A; stated value $100, 5% cumulative dividend; 17,500 shares
       authorized, issued and outstanding                                    1,750,000
     Series B; stated value $100, 5% cumulative dividend, 5,250 shares
       authorized, issued and outstanding                                      525,000
   Common stock; $.001 par value, 100,000,000 shares authorized,
     16,433,000 shares issued and outstanding                                   16,433
   Additional paid in capital                                                6,507,193
   Accumulated other comprehensive income                                      501,357
   Accumulated deficit                                                      (1,241,726)
                                                                          ------------

     Total stockholders' equity                                              8,058,257
                                                                          ------------

                                                                          $ 13,884,562
                                                                          ============


See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                      2003              2002
                                                   ------------    ------------
Revenue:
   Oil and gas production                          $  1,074,142    $       --
                                                   ------------    ------------
Total royalties expense:
   Crown royalties                                      134,353            --
   Freehold royalties                                    42,706            --
   Gross overriding royalties                            20,009            --
                                                   ------------    ------------
     Total royalties expense                            197,068            --
                                                   ------------    ------------
       Net oil and gas revenue                          877,074            --
                                                   ------------    ------------

Expenses:
   General and administrative                           247,787         105,498
   Operating expense                                    150,946            --
   Interest and bank charges                            182,626            --
   Depletion and site restoration                       579,701            --
                                                   ------------    ------------

     Total expenses                                   1,161,060         105,498
                                                   ------------    ------------
       Loss before provision for income taxes          (283,986)       (105,498)
                                                   ------------    ------------
Provision for income taxes:
   Current                                               85,887            --
   Deferred                                              10,701            --
                                                   ------------    ------------
     Total provision for income taxes                    96,588            --
                                                   ------------    ------------
       Loss from operations                            (380,574)       (105,498)

Other comprehensive income, net of taxes
   Foreign translation gain                             428,658            --
                                                   ------------    ------------
       Comprehensive income (loss)                 $     48,084    $   (105,498)
                                                   ============    ============
Basic loss per common share                        $       (.03)   $       *
                                                   ============    ============
Basic weighted average common shares outstanding     15,757,233      31,326,000
                                                   ============    ============

* Amount is less than $.01

See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                               2003            2002
                                                           ------------   -------------
Cash flows from operating activities:
Net loss                                                   $  (380,574)   $  (105,498)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and depletion                                476,295           --
     Allowance for site restoration                             18,543           --
     Interest expense on warrants                              181,260           --
     Deferred income taxes                                      16,763           --
   Change in operating assets and liabilities:
     Accounts receivable and other current assets             (311,584)          --
     Accounts payable and accrued expenses                    (606,059)        19,376
     Income tax payable                                         88,365           --
                                                           -----------    -----------
Net cash used in by operating activities                      (516,991)       (86,122)
                                                           -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment                        (568,412)          --
                                                           -----------    -----------
Cash flows from financing activities:
   Proceeds from long term debt                              4,500,000        100,000
   Proceeds from sale of units                               2,400,750           --
                                                           -----------    -----------
Net cash provided by financing activities                    6,900,750        100,000
                                                           -----------    -----------
Effect of exchange rate changes on cash                        500,203           --
                                                           -----------    -----------
Increase (decrease) in cash                                  6,315,550         13,878
Cash, beginning of period                                    1,216,754         17,289
                                                           -----------    -----------
Cash, end of period                                        $ 7,532,304    $    31,167
                                                           ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $       759    $      --
                                                           ===========    ===========

See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

Note 1 - Nature of Business

          Assure Energy, Inc. (the "Company") was incorporated in the state of Delaware on August 11, 1999. The Company, through its wholly owned Canadian subsidiaries Assure Oil & Gas Corp. and Westerra 2000, Inc., is engaged in the exploration, development and production of oil and natural gas properties in the Canadian providences of Alberta and Saskatchewan.

Note 2 - Basis of Presentation

         The  accompanying   unaudited  consolidated  financial  statements  and
         related footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the three-months ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2003.

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Pro forma information

         The following table represents unaudited consolidated pro forma information as if Energy, Oil and Westerra had been combined as of January 1, 2002. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations of future periods or the results that actually would have resulted had Energy, Oil, and Westerra been a combined company during the specified periods.

                                                  Three months Ended
                                                    March 31, 2002

REVENUE
     Oil and gas production                               $   317,706
Total Revenue                                             $   317,706
                                                          ===========
NET LOSS                                                  $  (178,706)
                                                          ===========
BASIC LOSS PER COMMON SHARE                               $      (.01)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           31,326,000

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

Note 4 - Summary of Significant Accounting Policies

         Stock based compensation

         Effective January 1, 2003, the Company adopted the fair value of accounting for stock based compensation following the provisions of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123.

                                                                Three Months
                                                                    Ended
                                                               March 31, 2003
                                                               --------------
Net loss (as reported)                                                     $
                                                                    (380,574)
Deduct:  Total stock based compensation expense determine
  under the fair value based method for all awards granted,
  modified or settled during the period, net of related taxes           --
                                                                 -----------

Pro forma net loss                                               $  (380,574)
                                                                 ===========

Basic, as reported                                               $      (.03)
                                                                 ===========
Basic, pro forma                                                 $      (.03)
                                                                 ===========

         Use of estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent accounting pronouncements

         Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 5 - Long Term Debt

         On March 15, 2003 the Company entered into a six year Subordinated Promissory Note Payable (the "Subordinated Note") with a foreign entity with a principle balance of $4,500,000. This Subordinate Note accrues interest at Citibank's prime rate (4.25% per annum at December 31,
         2002) plus 3.5% per annum. No payments will be due until March 14, 2004, at which time all accrued and outstanding interest is due and payable. Thereafter, quarterly payments of principle and interest are due each June 15, September 15, December 15 and March 15. This note is subordinated to all present and future bank debt of the Company and its subsidiaries. The Company further agreed to issue 450,000 common stock purchase warrants to purchase an equal number of the Company's common stock with an exercise price of $3.10 per share. The common stock purchase warrants may be exercised, at any time, during the five years commencing July 1, 2003. The common stock purchase warrants have a fair value at the grant date of $181,260, which has been recorded as interest expense in the accompanying consolidated statement of operations.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

Note 6 - Stockholders' Equity

         During February 2003 the Company entered into Subscription Agreements to sell 1,067,000 units for an aggregate of $2,400,750. Each unit consists of one share of the Company's common stock and one half common stock purchase warrant. Each full warrant entitles the holder to purchase one share of the Company's common stock at $2.50 per warrant share for a period of five years commencing from the date of issuance, February 26, 2003. The warrants have a fair value of at $482,500 at March 31, 2003.

Note 7 - Subsequent event

         On April 7, 2003 the Company entered into an agreement with an unrelated third party to provide internet public relations services. As compensation for its services the Company will pay $50,000, of which $25,000 was paid upon the signing of the Consulting Agreement. In addition, the Company issued 100,000 warrants, exercisable at any time, to purchase an equal amount of the Company's common stock at $3.00 per share, expiring on April 7, 2008.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive and financial officer concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On February 19, 2003 Gary Freitag, Garth R. Keyte and Evan Stephens filed a Statement of Claim against Assure Oil & Gas Corp. in the Court of Queen's Bench of Alberta, Canada Judicial District of Calgary seeking judgment in the sum of CDN$350,0000 (approximately US $221,000) together with interest thereon at the rate of 6% per annum from January 15, 2003. The action relates to CDN$350,000 that was placed in trust as part of the May 30,2002 Share Purchase Agreement between Assure Oil & Gas Corp. and the three shareholders of Westerra 2000 Inc. Plaintiffs claim the money should have been released to them on or about January 15, 2003, the date of resolution of certain title deficiencies that existed at the time the Share Purchase Agreement was executed. On April 9, 2003 we filed a Statement of Defense and Counterclaim based upon our assertion that certain of the Westerra 2000 Inc. wells that had been purchased in consideration of a report that indicated they were proven and producing wells were and are in fact non-producing and that the shareholders had agreed to a holdback of the CDN$350,000 pending the wells being brought on to production. We further asserted that since the wells are not on production the holdback has been forfeited and is not payable. Our Counterclaim seeks CDN$36,915 as reimbursement for costs incurred by us in attempting to bring the non-producing wells to a producing state; CDN$200,000 representing estimated future costs to attempt to bring these wells into production; judgment for the abandonment costs we will incur if these wells cannot be brought into production; interest and litigation costs. While we believe our position has merit, we can offer no assurance as to the outcome of this matter.

         No other legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective April 7, 2003 we issued 100,000 5 year warrants, each exercisable for the purchase of 1 share of our restricted common at a price of $3 per share, in consideration of consulting services. Piggyback registration rights apply with respect to the shares underlying the warrants. These piggyback registration rights do not apply to registration statements relating solely to employee benefit plans, business combinations or changes in domicile. The issuance was made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

         On March 15, 2003 we issued a six-year, $4,500,000 promissory note (the "Note") together with 450,000 5 year warrants (the "Warrants") to 1 person. Each Warrant entitles the holder to purchase one share of our common stock at a price of $3.10 per share during the five year period commencing July 1, 2003. The issuance of the Note and Warrants was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         On February 26, 2003 we completed a $2,400,750 equity financing in which we sold 1,067,000 units to 2 persons at a purchase price of $2.25 per unit. Each unit consists of 1 share of our common stock and one-half warrant. Each full warrant entitles the holder to purchase one share of our common stock at a price of $2.50 per share for a period of five years commencing February 26, 2003. The stock comprising part of the units was issued in May 2003. The issuance of the securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.           OTHER INFORMATION

         On March 6, 2003 we entered into a share purchase agreement (the "Share Purchase Agreement") with 5 shareholders (the "Shareholders") of Quarry Oil & Gas Ltd., ("Quarry") an Alberta, Canada corporation respecting our proposed purchase of 6,750,000 Quarry shares from the shareholders for an aggregate purchase price of CDN $8,962,650 (approximately US $5,800,000) or CDN $1.3278 per share. These shares represent 47.28% of Quarry's outstanding common shares. The closing of the Share Purchase Agreement, as amended, is subject to the approval of the TSX Venture Exchange, Quarry's bank and certain other conditions. Quarry is a junior oil and gas exploration and development company based on Calgary, Alberta whose common shares are listed on the TSX Venture Exchange under the symbol "QUC". Quarry's average daily production is currently approximately 1200 barrels of oil equivalent per day. Quarry has a stable oil production base in Alberta and has recently added significant gas production from its discoveries in northeast British Columbia where it has access to a large base of undeveloped lands. It has developed an extensive portfolio of natural gas prospects to facilitate future growth.

         The Share Purchase Agreement contains a covenant by us to engage in one of the following post closing activities:

     o    present to Quarry an  experienced,  previously  successful  management
          team  for   Quarry,   subject  to  the   reasonable   consent  of  the
          Shareholders;

     o make, within 60 days of closing, an offer to acquire the remaining Quarry shares at a price of not less than CDN $1.3278 per share; or

     o subscribe, within 90 days of closing, to a material private placement of Quarry at a subscription price per share of CDN $1.3278.

         As of May 12, 2003 the transaction has not closed since the TSX Venture Exchange has yet to grant required approval. No assurance can be given when, if ever, such approval will be granted and the transaction will be completed.

         Effective September 23, 2002 we entered into a Consulting Agreement with Primoris Group, Inc., ("Primoris") an Ontario corporation pursuant to which Primoris provided us with corporate media and investor relation services. The agreement had a 61 week term which was scheduled to expire on November 30, 2003 unless mutually extended. Under the agreement, we agreed to pay Primoris $5,500 per month. Further, effective October 1, 2002, we issued to Primoris an option to purchase 200,000 shares of our restricted common stock for a period of 2 years from issuance at a price of $2.75 per share. The agreement was mutually terminated effective April 28, 2003, at which time Primoris returned to us all sums previously advanced to it by us for services not yet delivered, and the options were cancelled.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         99.1     Certificate of Chief Executive and Financial Officer

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASSURE ENERGY, INC.

Dated:  May 19, 2003         By:   /s/ Harvey Lalach
                                   ------------------------------------------
                                      Harvey Lalach
                                      President and Chief Executive Officer

                                 CERTIFICATIONS

         I, Harvey Lalach, certify that:

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

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  May 19, 2003              /s/ Harvey Lalach
                      -------------------------------------------------------
                      Name:      Harvey Lalach
                      Title:     Principal Executive and Financial Officer