Form 10QSB
period 2003-06-30
ASSURE ENERGY INC
filed 2003-08-18
CIK 1136609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 333-61714

                               ASSURE ENERGY, INC.
             -------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                  13-4125563
      ------------------------------                   -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

   2750-140 4th Avenue S.W., Calgary, Alberta, Canada        T2P 3N3
   --------------------------------------------------        -------
        (Address of principal executive offices)            (Zip Code)

                                 (403) 266-2787
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed since Last Report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     16,433,000 shares as at August 11, 2003

     Transitional Small Business Disclosure Format (check one). Yes | | No |X|

                               ASSURE ENERGY, INC.
                  JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

          Special Note Regarding Forward Looking Statements ...................3


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements ................................................4

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations....................11

Item 3    Controls and Procedures.............................................12



                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................12

Item 2.   Changes in Securities and Use of Proceeds...........................13

Item 6.   Exhibits and Reports on Form 8-K....................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

     Consolidated Balance Sheet as at June 30, 2003 (unaudited)...............5

     Consolidated Statements of Operations for the three and
       six month periods ended June 30, 2003 and 2002 (unaudited).............6

     Consolidated Statements of Cash Flows for the six month
       periods ended June 30, 2003 and 2002 (unaudited).......................7

     Notes to Consolidated Financial Statements (unaudited)...................8

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)


                                     ASSETS

Current Assets:
   Cash                                                                       $  7,996,544
   Accounts receivable and other current assets                                  1,830,535
                                                                              ------------

     Total current assets                                                        9,827,079

Available-for-sale securities                                                      138,108
Restricted cash                                                                     64,267
Property and equipment, net of accumulated depreciation
   and depletion of $2,029,370                                                   4,951,951
                                                                              ------------

                                                                              $ 14,981,405
                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long term debt                                          $     79,200
   Accounts payable and accrued expenses                                           613,306
   Accrued interest payable                                                        210,000
   Income tax payable                                                               76,957
                                                                              ------------
     Total current liabilities                                                     979,463

Long term debt net of current portion                                            5,191,139
Obligation for site restoration                                                     83,580
Deferred income tax payable                                                         69,611
                                                                              ------------

                                                                                 6,323,793
                                                                              ------------
Stockholders' Equity:
   Preferred stock:  4,977,250 shares authorized
     Series A; stated value $100, 5% cumulative dividend; 17,500 shares
       authorized, issued and outstanding                                        1,750,000
     Series B; stated value $100, 5% cumulative dividend, 5,250 shares
       authorized, issued and outstanding                                          525,000
   Common stock; $.001 par value, 100,000,000 shares authorized,
     16,433,000 shares issued and outstanding                                       16,433
   Additional paid in capital                                                    6,635,292
   Accumulated other comprehensive income                                        1,506,744
   Accumulated deficit                                                          (1,775,857)
                                                                              ------------

     Total stockholders' equity                                                  8,657,612
                                                                              ------------
                                                                              $ 14,981,405
                                                                              ============

See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Six Months Ended               Three Months Ended
                                                      June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 2003            2002            2003             2002
                                             ------------    ------------    ------------    ------------
Revenue:
   Oil and gas production                    $  1,932,192    $    297,206    $    858,050    $    297,206
   Other                                           26,179           7,392          26,179           7,306
                                             ------------    ------------    ------------    ------------

     Total revenue                              1,958,371         304,598         884,229         304,512
                                             ------------    ------------    ------------    ------------
Total royalties expense:
   Crown royalties                                267,811          49,225         133,458          49,225
   Freehold royalties                              73,474          22,576          30,768          22,576
   Gross overriding royalties                      59,711               -          39,702               -
                                             ------------    ------------    ------------    ------------

     Total royalties expense                      400,996          71,801         203,928          71,801
                                             ------------    ------------    ------------    ------------

Net oil and gas revenue                         1,557,375         232,797         680,301         232,711
                                             ------------    ------------    ------------    ------------

Expenses:
   General and administrative                     559,667         148,103         311,880          42,520
   Operating                                      377,010          82,327         226,064          82,327
   Interest                                       393,791          22,082         211,165          22,082
   Depletion and site restoration               1,087,124          88,650         507,423          88,650
                                             ------------    ------------    ------------    ------------

     Total expenses                             2,417,592         341,162       1,256,532         235,579
                                             ------------    ------------    ------------    ------------

Loss before provision for income taxes           (860,217)       (108,365)       (576,231)         (2,868)
                                             ------------    ------------    ------------    ------------

Provision (benefit) for income taxes               54,488               -         (42,100)              -
                                             ------------    ------------    ------------    ------------

Net Loss                                         (914,705)       (108,365)       (534,131)         (2,868)

Other comprehensive income (loss),
   net of taxes:
     Foreign translation gain (loss)            1,434,045        (120,490)      1,005,387        (120,490)
                                             ------------    ------------    ------------    ------------

     Comprehensive income (loss)             $    519,340    $   (228,855)   $    471,256    $   (123,358)
                                             ============    ============    ============    ============

Basic loss per common share                  $      (0.06)   $          *    $      (0.03)   $          *
                                             ============    ============    ============    ============

Basic weighted average common shares
   outstanding                                 16,096,983      33,649,757      16,433,000      35,947,978
                                             ============    ============    ============    ============

* Amount is less than $.01
See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                     2003           2002
                                                                 -----------    -----------
Cash flows from operating activities:
Net loss                                                         $  (914,705)   $  (108,365)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and depletion                                    1,066,682         75,063
     Allowance for site restoration                                   40,667         13,587
     Warrants issued for interest                                    181,260              -
     Options and warrants issued for services                        127,500              -
     Deferred income taxes                                            41,455              -
   Change in operating assets and liabilities:
     Accounts receivable and other current assets                   (622,565)       (58,230)
     Other assets                                                          -          3,000
     Accounts payable and accrued expenses                          (414,195)      (119,756)
     Accrued interest payable                                        210,000              -
     Income tax payable                                               76,957              -
                                                                 -----------    -----------

Net cash used in operating activities                               (206,944)      (194,701)
                                                                 -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                            (1,337,047)      (101,913)
   Restricted cash                                                    (9,374)             -
   Purchase of available-for-sale securities                        (138,108)             -
   Acquisition of business                                                 -     (1,838,620)
                                                                 -----------    -----------

Net cash used in investing activities                             (1,484,529)    (1,940,533)
                                                                 -----------    -----------

Cash flows from financing activities:
   Proceeds from long term debt                                    4,500,000      1,350,000
   Proceeds from the sale of units                                 2,400,750              -
   Proceeds from sale of common stock                                      -      1,750,000
   Proceeds from sale Series A Preferred Stock                             -        500,000
                                                                 -----------    -----------

Net cash provided by financing activities                          6,900,750      3,600,000
                                                                 -----------    -----------

Effect of exchange rate changes on cash                            1,570,513         47,182
                                                                 -----------    -----------

Increase (decrease) in cash                                        6,779,790      1,511,948

Cash, beginning of period                                          1,216,754         17,289
                                                                 -----------    -----------

Cash, end of period                                              $ 7,996,544    $ 1,529,237
                                                                 ===========    ===========

Supplemental disclosure of non-cash financing activities:
   Conversion of debt to Series A Preferred Stock                $         -    $ 1,250,000
                                                                 ===========    ===========
   Common stock issued for acquisition                           $         -    $ 2,108,421
                                                                 ===========    ===========
   Options and warrants issued for services                      $   127,500    $         -
                                                                 ===========    ===========

See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

Note 1 - Nature of Business

     Assure Energy, Inc. (the "Company") was incorporated in the State of Delaware on August 11, 1999. The Company, through its wholly owned Canadian subsidiaries Assure Oil & Gas Corp. and Westerra 2000, Inc., is engaged in the exploration, development and production of oil and natural gas properties in the Canadian providences of Alberta and Saskatchewan.

Note 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six-months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Summary of Significant Accounting Policies

     Stock based compensation

     Effective January 1, 2003, the Company adopted the fair value of accounting for stock based based compensation following the provisions of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123.

                                                                        Six Months
                                                                          Ended
                                                                      June 30, 2003
                                                                      -------------
     Net loss (as reported)                                             $ (914,705)

     Deduct:  Total stock based compensation expense determined under the fair value based method for all awards granted,
       modified or settled during the period, net of related taxes               -
                                                                        ----------
     Pro forma net loss                                                 $ (914,705)
                                                                        ==========
     Basic, as reported                                                 $    (0.06)
                                                                        ==========
     Basic, pro forma                                                   $    (0.06)
                                                                        ==========

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

Note 3 - Summary of Significant Accounting Policies - continued

     Investments in Marketable Securities

     The Company's investments in marketable equity securities have been classified as available-for-sale. Accordingly, they are carried at fair value, with unrealized gains and losses, net of related tax effects, reported as a separate component of stockholders' equity and accummulated other comprehensive income (loss). At June 30, 2003 the unrealized loss was not material.

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

     Recent accounting pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.

     In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material effect on its financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


Note 4 - Subsequent event

On July 28, 2003 the Company acquired 6,267,500 shares of Quarry Oil & Gas Ltd. ("Quarry") pursuant to an agreement dated March 6, 2003, involving the acquisition of an aggregate of 6,750,000 shares of Quarry common stock. As of August 8, 2003 the Company acquired an additional 438,000 shares of Quarry. The Company is presently awaiting receipt of another 44,500 shares. These 6,750,000 shares together with 169,900 shares previously purchased by the Company represent approximately 48.5% of the outstanding common shares of Quarry. The aggregate purchase price for the 6,750,000 Quarry shares acquired pursuant to the March 6, 2003 agreement was approximately $6,400,000 which was paid in cash. Quarry is an oil and natural gas exploration and development company located in Calgary, Canada with properties in Alberta and British Columbia

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three-month periods ended June 30, 2003 and June 30, 2002, we had total revenue of $884,229 and $304,512, respectively. For the six-month periods ended June 30, 2003 and June 30, 2002, we had total revenue of $1,958,371 and $304,598 respectively. The increase in total revenue for the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002 was due in part to the fact that our subsidiaries, Assure Oil & Gas Corp. and Westerra 2000 Ltd. were acquired effective April 1, 2002. Accordingly, only three months of operations were included in the six month period ended June 30, 2002. Other factors giving rise to the revenue increases during the three and six month periods ended June 30, 2003 include significant increases in the prices of oil and natural gas in 2003 and the relative strength of the Canadian dollar since December 2002. Our total expenses for the three-month periods ended June 30, 2003 and June 30, 2002 was $1,256,532 and $235,579, respectively. Our total expenses were $2,417,592 for the six-month period ended June 30, 2003 and $341,162 for the six-month period ended June 30, 2002. The increase in total expenses for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002 were due to increased costs associated with our expanded operations including increases in general and administration expenses, operating expenses, interest expenses and depletion and site restoration. For the three-months ended June 30, 2003 and June 30, 2002, we had a net loss of $534,131 or $.03 per share and $2,868, or less than $.01 per share, respectively. For the six-months ended June 30, 2003, we had a net loss of $914,705 or $.06 per share as compared to a loss of $108,365 or less than $.01 per share, for the six-months ended June 30, 2002. The Company attributes the losses for the three and six month periods ended June 30, 2003, in part, to higher than anticipated depletion and site restoration expenses. During the three month period ended June 30, 2003, the Company incurred non-recurring professional fees related to the acquisition of Quarry Oil & Gas Ltd.



LIQUIDITY AND CAPITAL RESOURCES

     We have incurred losses since the inception of our business as an oil and gas exploration and development company. Since that time, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2003 we had an accumulated deficit of $1,775,857. As of June 30, 2003, we had total current assets of $9,827,079 and total current liabilities of $979,463 or working capital of $8,847,616.

     We will continue to evaluate possible acquisitions of or investments in businesses and properties that are complimentary to ours. These may require the use of cash, which could require us to seek additional financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing exploration and development activities.

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

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Rogoff & Company, P.C., our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Rogoff & Company, P.C. to perform any non-audit services in 2003, except for income tax preparation.

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On February 19, 2003 Gary Freitag, Garth R. Keyte and Evan Stephens filed a Statement of Claim against Assure Oil & Gas Corp. in the Court of Queen's Bench of Alberta, Canada Judicial District of Calgary seeking judgment in the sum of CDN$350,0000 (approximately US $221,000) together with interest thereon at the rate of 6% per annum from January 15, 2003. The action relates to CDN$350,000 that was placed in trust as part of the May 30,2002 Share Purchase Agreement between Assure Oil & Gas Corp. and the three shareholders of Westerra 2000 Inc. Plaintiffs claim the money should have been released to them on or about January 15, 2003, the date of resolution of certain title deficiencies that existed at the time the Share Purchase Agreement was executed. We filed a Statement of Defense and Counterclaim based upon our assertion that certain of the Westerra 2000 Inc. wells that had been purchased in consideration of a report that indicated they were proven or producing wells were and are in fact non-producing and that the shareholders had represented that the wells could be brought to production at any time. We further asserted that since the wells are not on production the holdback has been forfeited and is not payable. On May 27, 2003,

Messrs. Freitag, Keyte, and Stephens filed a Reply and Statement of Defense to Counterclaim alleging that the payment of the CDN $350,000 to them was unconditional and that no representations or warranties had been made that any of Westerra 2000 Inc. wells were proven or producing. While we disagree with these statements made in the Reply and Statement of Defense to Counterclaim, and we continue to believe our position has merit we can offer no assurance as to the outcome of this matter.

     On July 3, 2003, Assure Oil and Gas Corp. and Westerra 2000 Inc., hereinafter referred to as the plaintiffs, filed a Statement of Claim in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No.:
0301-10499) naming Lloyd Venture 1 Inc., 970313 Alberta Ltd. and Roswell Petroleum Corporation as defendants. The action relates to a May 2002 Farmout and Option Agreement in which Assure Oil & Gas Corp. and Nevarro Energy Ltd. were given the ability to earn an interest in certain oil and gas interests of the defendants. Effective November 8, 2002, Nevarro Energy Ltd. assigned its interests under the Farmout and Option Agreement to Westerra 2000 Inc. The plaintiffs claim that all of the requirements to earn an interest in the properties was satisfied and that they became entitled to drill certain option wells, subject to the terms of the Farmout and Option Agreement. Consequently, two option wells were drilled and the plaintiffs also earned an interest in some of the farmout lands. On January 29, 2003, plaintiffs provided notice to defendants to drill additional option wells. On or about February 24, 2003, defendants advised plaintiffs that the notice was invalid, that they were not to occupy any further farmout lands or commence any further drilling on the farmout lands, and that the Farmout and Option Agreement was terminated. The action seeks an order declaring that the plaintiffs have properly exercised their rights to drill the option wells in accordance with the Farmout and Option Agreement, an order for specific performance, and a declaration that the plaintiffs are entitled to exercise the remainder of their rights under the Farmout and Option Agreement to elect to drill further option wells and to earn a working interest in the specifically identified farmout lands. While we believe the plaintiffs claims have merit, we can offer no assurance as to the outcome of this matter.

     No other legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 2003 we issued 100,000 warrants to 1 person for consulting services, each exercisable upon issuance to purchase one share of our common stock at a price of $3.00 per share during a five year exercise period. The issuance was made in reliance or the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

     Effective September 23, 2002 we entered into a Consulting Agreement with Primoris Group, Inc., ("Primoris") an Ontario corporation pursuant to which Primoris provided us with corporate media and investor relations services. The agreement had a 61 week term which was scheduled to expire on November 30, 2003 unless mutually extended. Under the agreement, we agreed to pay Primoris $5,500 per month. Further, effective October 1, 2002, we issued to Primoris an option to purchase 200,000 shares of our restricted common stock for a period of 2 years from issuance at a price of $2.75 per share. The agreement was mutually terminated effective April 28, 2003, at which time Primoris returned to us all sums previously advanced to it by us for services not yet delivered, and the options were cancelled.

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


                                      ASSURE ENERGY, INC.


Dated:  August 13, 2003               By:  /s/ Harvey Lalach
                                           -------------------------------------
                                           Harvey Lalach
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

      I, Harvey Lalach, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Assure Energy, Inc.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have;

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the Quarterly Report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

      Date:  August 13, 2003                /s/ Harvey Lalach
                                            ----------------------------------
                                            Name:  Harvey Lalach
                                            Title: Principal Executive and
                                                   Financial Officer