Form 10QSB
period 2003-09-30
ASSURE ENERGY INC
filed 2003-11-14
CIK 1136609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2003

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                        Commission file number 333-61714

                              ASSURE ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                         13-4125563
                --------                                       ------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     2750-140 4th Avenue S.W., Calgary, Alberta, Canada           T2P 3N3
     --------------------------------------------------          ---------
          (Address of principal executive offices)              (Zip Code)

                                 (403) 266-2787
                (Issuer's telephone number, including area code)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                    17,981,100 shares as at November 13, 2003

         Transitional Small Business Disclosure Format (check one). Yes  ; No X
                                                                       --    ---

                               ASSURE ENERGY, INC.
               SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                 Page Number
                  Special Note Regarding Forward Looking Statements ...........3

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements ........................................4

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............13

Item 3            Controls and Procedures.....................................14



                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings ..........................................14

Item 2.           Changes in Securities and Use of Proceeds...................16

Item 4.           Submission of Matters to a Vote of Security Holders.........16

Item 5.           Other Information...........................................16

Item 6.           Exhibits and Reports on Form 8-K............................17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                                                                                                 Page
                                                                                                                 ----
         Consolidated Balance Sheet as at September 30, 2003 (unaudited)..........................................5

         Consolidated Statements of Operations for the three and nine months ended
                                September 30, 2003 and 2002 (unaudited)...........................................6

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and
               2002 (unaudited)...................................................................................7

         Notes to Consolidated Financial Statements (unaudited)...................................................9

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash                                                                                        $       559,601
   Accounts receivable                                                                               2,211,632
   Prepaid expenses and other current assets                                                           943,488
                                                                                               ---------------

     Total current assets                                                                            3,714,721

Investment                                                                                             645,024
Restricted cash                                                                                         64,153
Property and equipment                                                                              23,861,614
                                                                                               ---------------

                                                                                               $    28,285,512
                                                                                               ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                                                         $     5,667,120
   Current portion of long term debt                                                                   343,800
   Accounts payable and accrued expenses                                                             2,905,810
   Accrued interest payable                                                                            310,000
   Commodity hedging payable                                                                           255,660
   Income tax payable                                                                                  223,694
                                                                                               ---------------

     Total current liabilities                                                                       9,706,084

Long term debt, net of current portion                                                               5,851,224
Obligation for site restoration                                                                        249,061
Deferred income tax payable                                                                          2,430,714
                                                                                               ---------------

                                                                                                    18,237,083
                                                                                               ---------------

Minority interest                                                                                    2,588,419

Stockholders' Equity:
   Preferred stock:  4,977,250 shares authorized
     Series A; stated value $100, 5% cumulative dividend, 17,500 shares
       authorized, issued and outstanding                                                            1,750,000
     Series B; stated value $100, 5% cumulative dividend, 5,250 shares
       authorized, issued and outstanding                                                              525,000
   Common stock; $.001 par value, 100,000,000 shares authorized,
     16,433,000 shares issued and outstanding                                                           16,433
   Additional paid in capital                                                                        6,635,293
   Accumulated other comprehensive income                                                            1,478,194
   Accumulated deficit                                                                              (2,944,910)
                                                                                               ----------------

     Total stockholders' equity                                                                      7,460,010
                                                                                               ---------------

                                                                                               $    28,285,512
                                                                                               ===============


                See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Nine Months Ended             Three Months Ended
                                                           September 30,                  September 30,
                                                   -----------------------------  ----------------------------
                                                       2003             2002            2003          2002
                                                   -------------  --------------  -------------  -------------
Revenue:
   Oil and gas production                          $   3,760,973  $      685,967  $   1,828,781  $     388,761
   Other                                                  79,502          16,524         53,323          9,132
                                                   -------------  --------------  -------------  -------------

     Total revenue                                     3,840,475         702,491      1,882,104        397,893
                                                   -------------  --------------  -------------  -------------

Royalty expense:
   Crown royalties                                       529,488          73,405        261,677         24,180
   Freehold royalties                                    116,652          33,665         43,178         11,089
   Gross overriding royalties                             81,603               -         21,892              -
                                                   -------------  --------------  -------------  -------------

     Total royalty expense                               727,743         107,070        326,747         35,269
                                                   -------------  --------------  -------------  -------------

Net oil and gas revenue                                3,112,732         595,421      1,555,357        362,624
                                                   -------------  --------------  -------------  -------------

Expenses:
   General and administrative                          1,249,377         307,761        689,710        159,656
   Operating                                           1,220,316         167,483        843,306         85,156
   Interest                                              549,851          25,060        156,060          2,979
   Unrealized gain on commodity hedging                  (93,859)              -        (93,859)             -
   Depletion and site restoration                      1,872,727         106,989        785,603         18,340
                                                   -------------  --------------  -------------  -------------

     Total expenses                                    4,798,412         607,293      2,380,820        266,131
                                                   -------------  --------------  -------------  -------------

(Loss) income before provision for
   income taxes and minority interest                (1,685,680)         (11,872)       (825,463)       96,493
                                                                                                             -

Provision for income taxes                               262,503               -        208,015              -
Minority interest                                        135,575               -        135,575              -
                                                   -------------  --------------  -------------  -------------

Net (loss) income                                    (2,083,758)         (11,872)    (1,169,053)        96,493

Other comprehensive income (loss), net of taxes:
     Foreign translation gain (loss)                   1,551,493        (146,910)       117,448         (26,419)
                                                   -------------  --------------  -------------   --------------

     Comprehensive income (loss)                   $   (532,265)  $     (158,782) $  (1,051,605)  $     70,074
                                                   =============  ==============   =============   =============


Basic loss per common share                        $      (0.13)  $            *  $       (0.07)  $          *
                                                   =============  ==============   =============   =============
Basic weighted average common shares
   outstanding                                        16,210,220      32,156,989     16,433,000     29,021,217
                                                   =============  ==============   =============   =============


* Amount is less than $.01


See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)


                                                                                      2003             2002
                                                                                  -------------   -------------
Cash flows from operating activities:
Net loss                                                                          $ (2,083,758)  $     (11,872)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and depletion                                                       1,814,240        207,942
     Allowance for site restoration                                                      58,487         16,744
     Unrealized gain on commodity hedging payable                                       (93,859)             -
     Warrants issued for interest                                                       181,260              -
     Options and warrants issued for services                                           127,500              -
     Deferred income taxes                                                              245,891              -
     Minority interest                                                                  135,575              -
  Change in working capital items, net of acquisition:
     Accounts receivable                                                                120,684       (240,393)
     Prepaid expenses and other current assets                                         (915,948)             -
     Other assets                                                                             -          3,000
     Accounts payable and accrued expenses                                              587,374        (62,869)
     Accrued interest payable                                                           310,000              -
     Income tax payable                                                                   6,631              -
                                                                                  -------------  -------------

Net cash provided by (used in) operating activities                                     494,077        (87,448)
                                                                                  -------------  -------------

Cash flows from investing activities:
   Purchases of property and equipment                                               (2,698,782)      (452,833)
   Disposition of commodity hedging payable                                            (191,567)             -
   Acquisition of business, net of acquired assets and liabilities                   (6,999,973)    (1,838,620)
                                                                                  -------------  -------------

Net cash used in investing activities                                                (9,890,322)    (2,291,453)
                                                                                  -------------  -------------

Cash flows from financing activities:
   Proceeds from long term debt                                                       4,500,000      1,350,000
   Proceeds from bank line of credit                                                    431,772              -
   Repayment of long term debt                                                                -       (100,000)
   Proceeds from the sale of units                                                    2,400,750              -
   Proceeds from sale of common stock                                                         -      1,750,000
   Proceeds from sale of Series A Preferred Stock                                             -        500,000
   Proceeds from sale of Series B Preferred Stock                                             -        525,000
                                                                                   ------------  -------------

Net cash provided by financing activities                                             7,332,522      4,025,000
                                                                                  -------------  -------------

Effect of exchange rate changes on cash                                               1,406,570        (41,563)
                                                                                  -------------  -------------

Increase (decrease) in cash                                                            (657,153)     1,604,536
Cash, beginning of period                                                             1,216,754         17,289
                                                                                  -------------  -------------

Cash, end of period                                                               $     559,601  $   1,621,825
                                                                                  =============  =============



See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)


                                                                                      2003            2002
                                                                                  -------------  -------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                         $      58,591  $      25,046
                                                                                  =============  =============

Supplemental disclosure of non-cash financing activities:
   Conversion of debt to Series A Preferred Stock                                 $           -  $   1,250,000
                                                                                  =============  =============
   Common stock issued for acquisition                                            $           -  $   2,108,421
                                                                                  =============  =============
   Options and warrants issued for services                                       $     127,500  $           -
                                                                                  =============  =============







See Notes to Consolidated Financial Statements.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


Note 1 - Nature of Business

     Assure Energy, Inc. (the "Company") was incorporated in the State of Delaware on August 11, 1999. On September 11, 2003 the Company changed its state of domicile from Delaware to Nevada (the "Reincorporation"). The Company, through its wholly owned Canadian subsidiaries Assure Oil & Gas Corp. and Westerra 2000, Inc., and partially owned subsidiary Quarry Oil & Gas Ltd. is engaged in the exploration, development and production of oil and natural gas properties in the Canadian providences of Alberta, Saskatchewan and British Columbia.

     By August 14, 2003 the Company acquired a total of 6,919,900 shares of Quarry Oil & Gas Ltd. ("Quarry"). The Company acquired 6,750,000 shares of Quarry pursuant to a Purchase Agreement (the "Agreement") dated March 6, 2003 and acquired an additional 169,900 shares through market transactions. The aggregate purchase price for the acquisition of the 6,919,900 Quarry shares, which represents approximately 48.5% of Quarry's outstanding common stock, was $6,814,268 which was paid in cash (the "Acquisition"). Quarry is an oil and natural gas exploration and development company located in Calgary, Canada with properties in Alberta and British Columbia, Canada. As part of the Acquisition certain non oil and gas industry assets, as defined in the Agreement, have been excluded from the Acquisition and have been transferred to a new entity which is a subsidiary of Quarry. The Company then sold 51% of this subsidiary to certain vendors, as defined in the Agreement, for approximately $640,000 in cash. The remaining 49% interest has been recorded by the Company as an investment in the accompanying consolidated balance sheet.

     The acquisition of Quarry was accounted for as a purchase. The purchase price of $6,814,268 has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. Total consideration paid has been allocated as follows:

        Current Assets                                          $     898,664
        Investment                                                    645,024
        Oil and Natural Gas Properties                             16,710,838
        Accounts Payable and Accrued Expenses                      (4,847,138)
        Notes payable bank                                         (6,593,120)
                                                                -------------
        Purchase price                                          $   6,814,268
                                                                =============

     The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2003 assume that the acquisition had occurred as of January 1, 2003. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Quarry been operated as a part of the Company since January 1, 2003.

        Net revenue                                             $   8,580,077
                                                                =============
        Net loss                                                $ (1,760,450)
                                                                =============
        Basic net loss per common share                         $      (0.11)
                                                                =============
        Basic weighted average common share outstanding            16,210,220
                                                                =============

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


Note 2 - Basis of Presentation

     The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine-months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

     The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries and Quarry, as the Company controls Quarry's operations, from the date of Acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Summary of Significant Accounting Policies

     Investment

     An investment where the Company owns 20% or more but 50% or less of the voting stock of another entity is recorded using the equity method. Under this method the initial investment is recorded at cost. Subsequently, the investment is increased or decreased to reflect the Company's share of income, losses and dividends actually paid.

     Minority Interest

     Minority interest represents the minority stockholders' proportionate share of the equity of the Company's subsidiary at September 30, 2003. The minority interest is adjusted for the minority's share of the earnings or loss of Quarry.

     Stock based compensation

     Effective January 1, 2003, the Company adopted the fair value of accounting for stock based compensation following the provisions of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


Note 3 - Summary of Significant Accounting Policies - continued

                                                                                   Nine-Months Ended
                                                                                  September 30, 2003
                                                                                 --------------------
     Net loss (as reported)                                                     $          (2,083,758)

     Deduct:  Additional stock based compensation expense determined under the fair value based method for all awards granted,
           modified or settled during the period, net of related taxes                              -
                                                                                ---------------------

     Pro forma net loss                                                         $          (2,083,758)
                                                                                =====================

     Basic, as reported                                                         $               (0.13)
                                                                                =====================

     Basic, pro forma                                                           $               (0.13)
                                                                                =====================

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

     Recent accounting pronouncements

     In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

     Reclassification

     Certain reclassifications have been made to the prior period's financial statements in order to conform to the current period presentation.

Note 4 - Commitments

     On August 28, 2003 the Company entered into a consulting agreement for approximately $3,500 per month. In addition, the Company granted 50,000 non-cancelable options to purchase an equal number of the Company's common stock, with an exercise price of $3 per share and are exercisable for five years from the vesting date. The vesting date for 25,000 options is the earlier of August 28, 2004 or when the Company achieves production of 2,000 barrels of oil per day or its natural gas equivalent. The remaining 25,000 shares vest on the first anniversary of the vesting date. These options have been valued at approximately $11,000.

                      ASSURE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


Note 4 - Commitments - continued

     On August 29, 2003 the Company entered into three employment contracts, each for approximately $70,000 annually. The employment contacts grant a total of 225,000 stock options for an equal number of the Company's common stock. The employment agreements are each through September 29, 2005. The Company will amortize the fair value of these options over the employment period. The options have an exercise price of $3 per share and are exercisable for five years from the vesting date. The vesting date for 75,000 options is the earlier of March 31, 2004 or when the Company achieves production of 2,500 barrels of oil per day or its natural gas equivalent. The next 75,000 options vest on the earlier of September 30, 2004 or when the Company achieves production of 3,000 barrels of oil per day or its natural gas equivalent. The remaining 75,000 options vest on the earlier of March 31, 2005 or when the Company achieves production of 3,000 barrels of oil per day or its natural gas equivalent. These options have been valued at approximately $123,000.

Note 5 - Options

     On September 4, 2003 the Company granted 30,000 options to purchase an equal number of the Company's common stock to one of its directors. The options have an exercise price of $3 per share and are exercisable at any time during the period ending September 3, 2006. These options have been valued at approximately $12,400.

Note 6 - Subsequent Events

During October 2003 the Company issued 1,538,100 shares of its common stock upon the exercise of 1,538,100 shares of the A warrants for approximately $512,000. Additionally, the Company issued 10,000 shares of its common stock upon the exercise of 10,000 warrants for $30,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. On July 28, 2003 we completed the initial phase of our acquisition of 6,750,000 shares of Quarry Oil & Gas Ltd. ("Quarry") common stock through our acquisition of 6,267,500 Quarry shares. We acquired the balance of the acquisition shares in August 2003. The 6,750,000 Quarry shares together with the 169,900 Quarry shares already owned by us represent approximately 48.5% of Quarry's outstanding common shares. The Quarry acquisition had a significant impact on our Results of Operations and Liquidity and Capital Resources, as discussed below, and in our September 30, 2003 financial statements and notes thereto.

RESULTS OF OPERATIONS

         For the three-month periods ended September 30, 2003 and September 30, 2002, we had total revenue of $1,882,104 and $397,893, respectively. Quarry's revenue for the three and nine month period ended September 30, 2003 was $1,247,927 or 66.3% of total revenue for the three months ended September 30, 2003 and 32.5% of total revenue for the nine months ended September 30, 2003. For the nine-month periods ended September 30, 2003 and September 30, 2002, we had total revenue of $3,840,475 and $702,491 respectively. The increase in total revenue for the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002 was due primarily to the acquisition of Quarry and, to a lesser extent, increased drilling activity within our subsidiaries during 2003, an increase in the price of oil and natural gas during 2003, and the relative strength of the Canadian dollar against the United States dollar since December 2002. Another factor giving rise to the increase in total revenue is the fact that our subsidiaries, Assure Oil & Gas Corp. and Westerra 2000 Ltd. were acquired effective April 1, 2002. Accordingly, only six months of operations were included in the nine month period ended September 30, 2002.

         Our total expenses for the three-month periods ended September 30, 2003 and September 30, 2002 was $2,380,820 and $266,131, respectively. Quarry's expenses for the three and nine month period ended September 30, 2003 was $1,047,695 or 44.0% of total expenses for the three months ended September 30, 2003 and 21.8% of total expense for the nine months ended September 30, 2003. Our total expenses were $4,798,412 for the nine-month period ended September 30, 2003 and $607,293 for the nine-month period ended September 30, 2002. The increase in total expenses for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 were due to increased costs associated with our expanded operations including increases in general and administrative expenses, operating expenses, interest expenses and depletion and site restoration.

         For the three-months ended September 30, 2003 and September 30, 2002, we had a net loss of $1,169,053 or $.07 per share and net income of $96,493, or less than $.01 per share, respectively. Quarry had net income for the three and nine month periods ended September 30, 2003 of $53,326. For the nine-months ended September 30, 2003, we had a net loss of $2,083,758 or $.13 per share as compared to a net loss of $11,872 or less than $.01 per share, for the nine-months ended September 30, 2002. The Company attributes the losses for the three and nine month periods ended September 30, 2003, to increased costs associated with our expanded operations including increases in general and administrative expenses, operating expenses, interest expenses and depletion and site restoration. During the three month period ended September 30, 2003, the Company incurred non-recurring costs associated with the acquisition of Quarry of approximately $340,000.

         LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses since the inception of our business as an oil and gas exploration company in April 2002. Prior to this date we were a developmental stage company. Since that time, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2003 we had an accumulated deficit of $2,944,910. As of September 30, 2003, we had total current assets of $3,714,721 and total current liabilities of $9,706,084 or negative working capital of $5,991,363. The Quarry acquisition increased our current assets by approximately $1,100,000 and our current liabilities by approximately $8,100,000. This negatively impacted our working capital by approximately $7,000,000.

         During the nine month period ended September 30, 2003 we obtained financing of $4,500,000 and issued equity whereby we obtained an additional $2,400,500. These sums were used to provide financing for our operations.

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

On July 3, 2003, Assure Oil and Gas Corp. and Westerra 2000 Inc., hereinafter referred to as the plaintiffs, filed a Statement of Claim in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No.: 0301-10499) naming Lloyd Venture 1 Inc., 970313 Alberta Ltd. and Roswell Petroleum Corporation as defendants. The action relates to a May 2002 Farmout and Option Agreement in which Assure Oil & Gas Corp. and Nevarro Energy Ltd. were given the ability to earn an interest in certain oil and gas interests of the defendants. Effective November 8, 2002, Nevarro Energy Ltd. assigned its interests under the Farmout and Option Agreement to Westerra 2000 Inc. The plaintiffs claim that all of the requirements to earn an interest in the properties was satisfied and that they became entitled to drill certain option wells, subject to the terms of the Farmout and Option Agreement. Consequently, several option wells were drilled and the plaintiffs earned interests in some of the farmout lands. Subsequently, plaintiffs provided notices to defendants to drill additional option wells. Defendants advised plaintiffs that the notices were invalid, that they were not to occupy any further farmout lands or commence any further drilling on the farmout lands, and that the Farmout and Option Agreement was terminated. The action seeks an order declaring that the plaintiffs have properly exercised their rights to drill the option wells in accordance with the Farmout and Option Agreement, an order for specific performance, and a declaration that the plaintiffs are entitled to exercise the remainder of their rights under the Farmout and Option Agreement to elect to drill further option wells and to earn a working interest in the specifically identified farmout lands. On August 25, 2003 the defendants filed a Statement of Defense and a Counterclaim. In the Statement of Defense defendants allege that:

     o Westerra has no interest in the Farmout Agreement or, alternatively, it failed to provide proper notice of such interest to defendants;


     o Plaintiffs have no right to drill any additional option wells or to earn further interests in the farmout lands;


     o Plaintiffs had no right to drill multiple option wells and failed to exercise their right to drill option wells in accordance with the provisions of the Farmout and Option Agreement; and


     o Certain election notices were improperly issued by plaintiffs, were not valid, and resulted in plaintiff's not having any interest in certain farmout lands;

The Counterclaim seeks, among other things:
     o Orders for accounting of all production from certain wells drilled pursuant to the Farmout and Option Agreement;

     o An order directing the abandonment of certain wells drilled pursuant to the Farmout and Option Agreement; and

     o   Monetary charges for trespass and general damages.

We are presently preparing a Statement of Defense to the Counterclaim. While we believe our claims have merit and the defendants Statement of Defense and Counterclaim does not, we can offer no assurance as to the outcome of this matter.

         No other legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2003, we issued an aggregate of 1,548,100 shares of our common stock to 13 persons in connection with their exercise of common stock purchase warrants. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective August 28, 2003 we issued 50,000 non-statutory stock options to one person each exercisable, upon vesting, to purchase one share of our common stock at a price of $3.00 per share during the five year period commencing on the date of vesting. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective August 29, 2003 we issued an aggregate of 225,000 non statutory stock options to three persons each exercisable, upon vesting, to purchase one share of our common stock at a price of $3.00 per share during the five year period commencing on the date of vesting. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective September 4, 2003 we issued 30,000 non-statutory stock options to one person, each exercisable, upon vesting to purchase one share of our common stock at a price of $3.00 per share during the three year period ending September 3, 2006. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders of record as of the close of business on August 21, 2003 (the "Record Date") holding an aggregate of 12,534,200 of our 16,433,000 then outstanding shares (approximately 76%) executed consents approving the Agreement and Plan of Merger (the "Merger Agreement") between us and Assure Energy, Inc., a Nevada corporation and wholly owned subsidiary of ours formed specifically to effect the merger. The Merger Agreement resulted in a change in our corporate domicile from Delaware to Nevada. Shareholders on the Record Date that did not consent to the Merger Agreement were given appraisal rights. No eligible shareholders exercised these appraisal rights.

Shareholders of record as of the close of business on September 18, 2003 (the "Record Date") holding an aggregate of 11,834,500 of our 16,433,000 then outstanding shares (approximately 72%) executed consents approving the terms and conditions of our Plan of Conversion and related transactions involving a proposed change in our corporate domicile from Nevada to Alberta, Canada. The Plan of Conversion is subject, among other things, to the prior effectiveness of our Form S-4 Registration Statement, which is presently in registration. Following the effectiveness of the Form S-4 Registration Statement, we intend to hold a special shareholders' meeting at which the Plan of Conversion will be made subject to a new vote of shareholders. Shareholders that have previously consented to the Plan of Conversion will be given the opportunity to rescind their prior consent and vote again.

ITEM 5.  OTHER INFORMATION

Through our wholly owned subsidiary, Assure Oil & Gas Corp., on August 29, 2003 entered into two year employment agreements with each of Tim Chorney, Colin Emerson and Cameron Bogle whereby Messrs. Chorney, Emerson and Bogle will serve as Operations Manager, Exploration Manager and Land Manager, respectively. The Chorney and Bogle employment agreements each provide for an annual base salary of CDN$100,000. The Emerson employment agreement provides for an annual base salary of CDN$90,000 in the first year of the agreement and CDN$100,000 in the second year. Each of the employment agreements provide for the grant of 75,000 stock options, each exercisable for the purchase of one share of our common stock at a price of $3.00 per share. The employment agreements also provide that the employees are eligible to participate in our production bonus pool. The production bonus pool is a cash pool to be funded by us based upon the sustained production, in terms of barrels of oil per day or its gas equivalent (boe/d), from all oil and gas properties in which we have working interests. Funding of the pool will be made by us upon reaching certain production milestones. We have committed to contribute up to CDN$1,075,000 to the pool. The maximum contribution level will be reached at such time, if ever, that we achieve sustained production for 120 consecutive days of 5,000 boe/d.

Through our wholly owned subsidiary, Assure Oil & Gas Corp. ("Assure O&G") effective September 15, 2003 we entered into a Management and Operational Service Agreement (the "Management Agreement") with Quarry Oil & Gas Ltd. ("Quarry"), an Alberta corporation in which we own 48.5% of the outstanding common shares. The Management Agreement is the result of our election regarding the post closing activities contemplated by the March 6, 2003 Share Purchase Agreement among us, Quarry and certain Quarry Shareholders. Pursuant to such election, we presented to Quarry an experienced, previously successful management team. The team consists of Harvey Lalach, our President, Colin McNeail, our Exploration Consultant; Tim Chorney, our Operations Manager, Cam Bogle, our Land Manager, and Colin Emerson, our Exploration Manager. The Management Agreement provides the basis upon which we are providing the services of the team to Quarry. The Management Agreement has a six month term, subject to automatic renewals for additional three month terms unless either party gives the other thirty days prior written notice of its intention not to renew. Pursuant to the Management Agreement, Quarry is obligated to pay us a monthly fee equal to certain costs incurred by us in providing the services of the team to Quarry.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

              32.1 Section 1350 Certification of Chief Executive and Financial Officer

(b) Reports on Form 8-K.

         On August 11, 2003 we filed a Form 8-K dated July 28, 2003. In Item 2 thereof, we discussed our purchase of certain common shares of Quarry Oil & Gas Ltd.

         On September 25, 2003 we filed a Form 8-K dated September 11, 2003. In
         Item 5 thereof, we discussed our change in domicile from Delaware to Nevada and our further intention to re-domicile in Alberta, Canada.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ASSURE ENERGY, INC.


Dated:  November 14, 2003             By:  /s/ Harvey Lalach
                                           -------------------------------------
                                           Harvey Lalach
                                           President and Chief Executive Officer