Form 10KSB
period 2003-12-31
ASSURE ENERGY INC
filed 2004-04-08
CIK 1136609

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

         |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Fiscal Year Ended December 31, 2003

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


                 ALBERTA,  CANADA                    NOT  APPLICABLE
           (State or other jurisdiction               (IRS Employer
                 of incorporation)                  Identification No.)


                521-3RD AVENUE S.W., SUITE 1250
                  CALGARY, ALBERTA, CANADA                   T2P 3T3
                  --------------------------                 ---------
           (Address of principal executive offices)        (Postal Code)


Issuer's telephone number:  (403) 266-4975
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State registrant's revenues for its most recent fiscal year:  $4,973,092.

As of March 22, 2004, there were 19,687,074 shares of the registrant's common stock issued and outstanding. Of these, 18,205,074 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $76,461,310 based on the closing price of $4.20 for the registrant's common stock on March 22, 2004.

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

Not Applicable.

                                 TABLE OF CONTENTS

Item Number and Caption                                                    Page

Forward-Looking Statements....................................................3

Glossary of Abbreviations.....................................................4

Conversion....................................................................4

Currency and Exchange Rates...................................................4

                                     PART I

1.  Description Of Business...................................................5

2.  Description Of Property..................................................26

3.  Legal Proceedings........................................................26

4.  Submission Of Matters to a Vote Of Security Holders......................28

                                     PART II

5.  Market For Common Equity And Related Stockholder Matters.................28

6.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................32

7.  Financial Statements.....................................................46

8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................47

8A. Controls and Procedures..................................................47

                                    PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act.......................48

10. Executive Compensation...................................................49

11. Security  Ownership of Certain  Beneficial Owners and Management
    and Related Shareholder Matters..........................................51

12. Certain Relationships and Related Transactions...........................53

13. Exhibits, List and Reports On Form 8-K...................................54

14. Principal Accountants Fees and Services..................................59

                           FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. Although we believe that the assumptions underlying our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

In particular, this report may contain forward-looking statements pertaining to the following:

o        oil and natural gas production levels;
o        capital expenditure programs;
o        the quantity of oil and natural gas reserves;
o        projections of market prices and costs;
o        supply and demand for oil and natural gas;
o expectations regarding the ability to raise capital and to continually add to reserves through acquisitions, exploration and development; and
o        treatment under governmental regulatory regimes.

The actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and elsewhere in this report:

o        volatility in market prices for oil and natural gas;
o        liabilities inherent in oil and natural gas operations;
o        uncertainties associated with estimating oil and natural gas reserves;
o competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;
o        incorrect assessments of the value of acquisitions;
o geological, technical, drilling and processing problems; and o fluctuations in foreign exchange or interest rates and stock market volatility.

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

                            GLOSSARY OF ABBREVIATIONS


AEUB               Alberta Energy and Utilities Board
Bbls               barrels
Bbl/d              barrels per day
Bcf                billions of cubic feet of natural gas
Boe                barrels of oil equivalent (6 thousand cubic feet
                    of gas is equivalent to one barrel of oil)
Boe/d              barrels of oil equivalent per day
close of business  4:00 p.m. (Calgary time)
GORR               gross overriding royalty
M$                 thousands of dollars
Mbbls              thousands of barrels
Mcf                1,000 cubic feet of natural gas
Mcf/d              1,000 cubic feet of natural gas per day
MMbls              millions of barrels
MMcf               1,000,000 cubic feet of natural gas
MMcf/d             1,000,000 cubic feet of natural gas per day
MMBtu              millions of British Thermal Units - heating value of natural gas
MMscf              millions of standard cubic feet of gas
Mscf               1,000 standard cubic feet of gas
Mscf/d             1,000 standard cubic feet of gas per day
NGL                natural gas liquids - hydrocarbon fluids processed from
                    natural gas
NPV                net present value
ORP                overriding royalty
P&NG               petroleum and natural gas

                                   CONVERSION


The following table sets forth certain standard conversion from Standard Imperial Units to the International System of units (or metric units):

To convert from           To                     Multiply by
---------------       -------------------     -----------------
Mcf                   Cubic metres ("m3")          28.174
cubic metres          Cubic feet                   35.494
bbls                  Cubic metres ("m3")          0.159
cubic metres          Bbls                         6.90
feet                  Metres                       0.305
metres                Feet                         3.281
miles                 Kilometres                   1.609
kilometres            Miles                        0.621
acres                 Hectares                     0.405
hectares              Acres                        2.471
gigajoules            MMBtu                        0.950

                           CURRENCY AND EXCHANGE RATES

Unless otherwise indicated, all references to "$" or "dollars" in this report refer to United States dollars. References to "Cdn$" in this report refer to Canadian dollars.

The noon rate of exchange on December 31, 2003 as reported by the Bank of Canada for the conversion of Canadian dollars was Cdn$1.00 equals $0.77 and the conversion of United States dollars was $1.00 equals Cdn$1.30.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

INDUSTRY CONDITIONS

The oil and natural gas industry is subject to extensive controls and regulations governing its operations (including land tenure, exploration, development, production, refining, transportation and marketing) imposed by legislation enacted by various levels of government and with respect to pricing and taxation of oil and natural gas by agreements among the governments of Canada, Alberta, British Columbia and Saskatchewan, all of which should be carefully considered by investors in the oil and gas industry. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas companies of similar size. All current legislation is a matter of public record and we are unable to predict what additional legislation or amendments may be enacted. Outlined below are some of the principal aspects of legislation, regulations and agreements governing the oil and gas industry.

Pricing and Marketing - Oil and Natural Gas

The producers of oil are entitled to negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil. Such price depends in part on oil quality, prices of competing oils, distance to market, the value of refined products and the supply/demand balance. Oil exporters are also entitled to enter into export contracts with terms not exceeding one year in the case of light crude oil and two years in the case of heavy crude oil, provided that an order approving such export has been obtained from the National Energy Board of Canada, hereinafter referred to as the NEB. Any oil export to be made pursuant to a contract of longer duration (to a maximum of 25 years) requires an exporter to obtain an export license from the NEB and the issuance of such license requires the approval of the Governor in Council (Canada).

The price of natural gas is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices with purchasers, provided that the export contracts must continue to meet certain other criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than 2 years or for a term of 2 to 20 years (in quantities of not more than 30,000 m3/day), must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issuance of such license requires the approval of the Governor in Council.

The governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve ability, transportation arrangements and market considerations.

The lack of firm pipeline capacity continues to limit the ability to produce and market natural gas production although pipeline expansions are ongoing. In addition, the prorationing of capacity on the interprovincial pipeline systems continues to limit oil exports.

The North American Free Trade Agreement

The North American Free Trade Agreement hereinafter referred to as NAFTA among the governments of Canada, United States of America and Mexico became effective on January 1, 1994. NAFTA carries forward most of the material energy terms that are contained in the Canada - United States Free Trade Agreement. Canada continues to remain free to determine whether exports of energy resources to the United States or Mexico will be allowed, provided that any export restrictions do not:

         o reduce the proportion of energy resources exported relative to domestic use (based upon the proportion prevailing in the most recent 36 month period);

         o        impose an export price higher than the domestic price; or

         o disrupt normal channels of supply. All three countries are prohibited from imposing minimum export or import price requirements.

NAFTA contemplates the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. The agreement also contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

Provincial Royalties and Incentives

In addition to federal regulation, each province has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of crude oil, natural gas liquids, sulphur and natural gas production. Royalties payable on production from lands other than provincial ("Crown") lands are determined by negotiations between the mineral owner and the lessee, although production from such lands is subject to certain provincial taxes and royalties. Crown royalties are determined by governmental regulation and are generally calculated as a percentage of the value of the gross production. The rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

From time to time the governments of the western Canadian provinces create incentive programs for exploration and development. Such programs often provide for royalty rate reductions, royalty holidays and tax credits, and are generally introduced when commodity prices are low. The programs are designed to encourage exploration and development activity by improving earnings and cash flow within the industry.

The British Columbia government has introduced a Summer Royalty Program for wells drilled between March 31 and December 1. A Producer may deduct a Summer Drilling Deduction amount from its total royalty payable to the province which equals the lesser of 10% of the costs attributed to the well or $100,000.

Regulations made pursuant to the Mines and Minerals Act (Alberta) provide various incentives for exploring and developing oil reserves in Alberta. Oil produced from horizontal extensions commenced at least five years after the well was originally spudded may also qualify for a royalty reduction. A 24 month, 8,000 m3 exemption is available to production from a well that has not produced for a 12 month period, if resuming production after February 1, 1993. As well, oil production from eligible new field and new pool wildcat wells and deeper pool test wells spudded or deepened after September 30, 1992 is entitled to a 12 month royalty exemption (to a maximum of $1 million). Oil produced from low productivity wells, enhanced recovery schemes (such as injection wells) and experimental projects is also subject to royalty reductions.

The Alberta government has also introduced a Third Tier Royalty with a base rate of 10% and a rate cap of 25% for oil pools discovered after September 30, 1992. The new oil royalty reserved to the Crown has a base rate of 10% and a rate cap of 30%. The old oil royalty reserved to the Crown has a base rate of 10% and a rate cap of 35%.

In the Province of Alberta, the royalty reserved to the Crown in respect of natural gas production, subject to various incentives, is between 15% and 30%, in the case of new gas, and between 15% and 35%, in the case of old gas, depending upon a prescribed or corporate average reference price. Natural gas produced from qualifying exploratory gas wells spudded or deepened after July 31, 1985 and before June 1, 1988 is eligible for a royalty exemption for a period of 12 months, up to a prescribed maximum amount. Natural gas produced from qualifying intervals in eligible gas wells spudded or deepened to a depth below 2,500 meters is also subject to a royalty exemption, the amount of which depends on the depth of the well.

In the Province of Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Crown by virtue of the Alberta royalty tax credit ("ARTC") program. The ARTC rate is based on a price sensitive formula and the ARTC rate varies between 75% at prices at and below $100 per m3 and 25% at prices at and above $210 per m3. The ARTC rate is applied to a maximum of $2,000,000 of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from a corporation claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate will be established quarterly based on the average "par price", as determined by the Alberta Department of Energy for the previous quarterly period.

On December 22, 1997, the Alberta government announced that it was conducting a review of the ARTC program with the objective of setting out better targeted objectives for a smaller program and to deal with administrative difficulties. On August 30, 1999, the Alberta government announced that it would not be reducing the size of the program but that it would introduce new rules to reduce the number of persons who qualify for the program. The new rules will preclude companies that pay less than $10,000 in royalties per year and non-corporate entities from qualifying for the program.

Crude oil and natural gas royalty holidays for specific wells and royalty reductions reduce the amount of Crown royalties paid by the Corporation to the provincial governments. In general, the ARTC program provides a rebate on Alberta Crown royalties paid in respect of eligible producing properties.

On March 3, 2003 the Department of Finance (Canada) released a technical paper entitled "Improving the Income Taxation of the Resource Sector in Canada" (the "Technical Paper"). The new structure for federal taxation of resource income proposed by the Technical Paper contains the following initiatives applicable to the oil and gas industry to be phased in over a five year period:

o a reduction of the federal statutory corporate income tax rate on income earned from resource activities from 28% to 21%, beginning with a one percentage point reduction effective January 1, 2003, and

o a deduction for federal income tax purposes of actual provincial and other Crown royalties and mining taxes paid and the elimination of the 25% resource allowance. The Technical Paper also proposes that the percentage of ARTC that the Corporation will be required to include in federal taxable income will be 5% in 2003; 12.5% in 2004; 17.5% in 2005; 32.5% in 2006; 50% in 2007; 60% in 2008; 70% in 2009; 80% in
         2010; 90% in 2011, and 100% in 2012 and beyond.

Land Tenure

Crude oil and natural gas located in the western provinces is owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce oil and natural gas pursuant to leases, licenses and permits for varying terms from two years and on conditions set forth in provincial legislation including requirements to perform specific work or make payments. Oil and natural gas located in such provinces can also be privately owned and rights to explore for and produce such oil and natural gas are granted by lease on such terms and conditions as may be negotiated.

Environmental Regulation

The oil and natural gas industry is currently subject to environmental regulations pursuant to a variety of provincial and federal legislation. Such legislation provides for restrictions and prohibitions on the release or emission of various substances produced in association with certain oil and gas industry operations. In addition, such legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. Compliance with such legislation can require significant expenditures and a breach of such requirements may result in suspension or revocation of necessary licenses and authorizations, civil liability for pollution damage and the imposition of material fines and penalties.

Environmental legislation in the Province of Alberta has been consolidated into the Alberta Environmental Protection and Enhancement Act (the "APEA"), which came into force on September 1, 1993. The APEA imposes stricter environmental standards, requires more stringent compliance, reporting and monitoring obligations and significantly increases penalties. The Corporation is committed to meeting its responsibilities to protect the environment wherever it operates and anticipates making increased expenditures of both a capital and an expense nature as a result of the increasingly stringent laws relating to the protection of the environment and will be taking such steps as required to ensure compliance with the APEA and similar legislation in other jurisdictions in which it operates. The Corporation believes that it is in material compliance with applicable environmental laws and regulations. The Corporation also believes that it is reasonably likely that the trend towards stricter standards in environmental legislation and regulation will continue.

GENERAL

Assure Energy, Inc. ("Assure", "we" or the "Company") was incorporated on August 11, 1999 in the State of Delaware under the name Inventoy.com, Inc. with the objective to license toy designs to toy manufacturers and to act as a toy inventor's agent in licensing toy designs developed by others. We expected to market such toy designs by both direct meetings with toy manufactures' representatives and through a web site that could give manufacturers the opportunity to review pictures and descriptions of new inventions at a single source to decide whether a face-to-face meeting would be useful. Given the effect of an overcrowded .com business environment, no operations in this area were ever commenced. Accordingly we looked at other ventures of merit for corporate participation as a means of enhancing shareholder value. This strategy resulted in our April 23, 2002 Acquisition Agreement with Assure Oil & Gas Corp., ("Assure O&G") an Ontario, Canada corporation, and the shareholders of Assure O&G.

The Acquisition Agreement principally involved our acquisition of all of Assure O&G's issued and outstanding capital stock, making Assure O&G a wholly owned subsidiary of ours, in exchange for 2,400,000 units, each unit consisting of one share of our common stock, one Class A Warrant and one Class B Warrant. Each Class A Warrant, as amended, entitled the holder thereof to acquire one share of our common stock at a price of $.50 per share at any time or from time to time during the four year period commencing on October 1, 2003 and expiring on September 30, 2007. Each Class B Warrant, as amended, entitled the holder thereof to acquire one share of our common stock at a price of $1.00 per share at any time or from time to time during the four year period commencing on July 1, 2004 and expiring on June 30, 2008. As the result of the September 17, 2002 3:2 forward stock split the 2,400,000 units became 3,600,000 units, consisting of 3,600,000 shares, 3,600,000 Class A Warrants and 3,600,000 Class B Warrants. Similarly, the exercise price for each Class A Warrant became $.333 and the exercise price for each Class B Warrant became $.667 per share. In connection with the Acquisition Agreement, Ed Kaplan, one of our directors at that time, resigned and was replaced by James Golla, a designee of Assure O&G Further, on May 1, 2002 we amended our Certificate of Incorporation to change our name from Inventoy.com, Inc. to Assure Energy, Inc.

Assure O&G is actively engaged in the exploration, development, acquisition and production of petroleum and natural gas properties primarily located in Western Canada. In October 2000 Assure O&G commenced its oil and gas operations as part of an initiative to create cash flow by participating in a Farmout Agreement to drill a prospective Elkton zone natural gas well. To date, Assure O&G has acquired varying interests, through farmout participations, asset purchases and acquisitions of crown land rights in approximately 3200 gross acres (3040 net acres) of both producing and prospective petroleum and natural gas properties in the Western Sedimentary Basin of Western Canada. Assure O&G has five producing oil wells with working interests therein ranging from 66.5%-95%. Assure O&G's share of the average daily production for the past three months from these oil wells is approximately 37 barrels of oil per day. Four of these oil wells also produce gas that contributes to Assure O&G the equivalent of approximately 36 barrels of oil equivalent per day. Assure O&G has seven other gas wells that contribute to Assure O&G approximately 55 barrels of oil equivalent per day. Working interests in these gas wells vary from 12% to 63%. Assure O&G currently has one shut in oil well. Assure O&G has recently drilled one deep test well to the Wabamum formation in the Doe East area of Alberta. Following further geological review, this well will either be completed or abandoned. Assure O&G is currently drilling five gas wells in Northeast British Columbia.

Assure O&G plans to continue to explore, develop or acquire petroleum and natural gas properties to increase cash flow, and to build petroleum and natural gas reserves. Assure O&G anticipates an exploration program that could include infill drilling of current proved and producing properties, seismic interpretation of prospective properties and exploratory drilling. Acquisitions could include lands, licenses and leases, producing well bores or corporate acquisitions. Assure O&G also may from time to time acquire, or enter into strategic alliances with complementary business to achieve these objectives.

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

On May 30, 2002 Assure O&G entered into a Share Purchase Agreement with the three shareholders of Westerra 2000 Inc., ("Westerra") an Alberta, Canada corporation engaged in the exploration, development and production of oil and gas properties primarily located in Alberta and Saskatchewan, Canada. Pursuant to the Share Purchase Agreement, Assure O&G acquired all of the capital stock of Westerra The purchase price was CDN$3,450,000 (approximately US$2,100,000) consisting of:

         o CDN$2,677,703.55 paid, on behalf of Westerra, to Alta Gas Services Inc. pursuant to a June 1, 2001 Loan Agreement between Westerra and Alta Gas Services Inc.;

         o CDN$422,296.45 paid to the three shareholders of Westerra on a pro rata basis in proportion to their share ownership in Westerra; and

         o CDN$350,000 (approximately US $221,000) payable to the three shareholders of Westerra on a pro rata basis in proportion to their share ownership in Westerra following the resolution of title deficiencies on certain properties.

The parties deemed the effective date of the Acquisition Agreement to be April 1, 2002. As a consequence thereof, Assure O&G paid an additional CDN$34,164.98 to Alta Gas Services Inc., which represented additional interest due under the loan agreement. As a further consequence, net revenues and prepaid expenses of Westerra, attributable to the period ending after April 1, 2002 but received by Westerra prior to May 30, 2002, were credited to Assure O&G The title deficiencies referred to above were resolved in January 2003 but we did not release the CDN $350,000 to the three shareholders of Westerra based on -
certain Westerra related disputes. Consequently, the three shareholders commenced an action against us in Calgary, Alberta on February 19, 2003 seeking release of the CDN $350,000 together with interest. The disputes were resolved pursuant to our February 10, 2004 settlement of this action (the "Settlement"). See "Legal Proceedings."

The Share Purchase Agreement also provided that within 60 days of Assure O&G's recoupment of the CDN$3,450,000 Purchase Price in the form of net revenue from the acquired Westerra natural gas production, Assure O&G had to give notice thereof to the three shareholders of Westerra, who within 30 days of receipt of such notice, could elect to acquire an aggregate 25% working interest in such natural gas production for no additional consideration. The Purchase Price has not been recovered but pursuant to the Settlement, we are no longer required to provide the three shareholders with the option to acquire a 25% working interest.

Westerra owns certain natural gas and oil interests in approximately five sections of land (3,200 acres gross - 1,920 acres net) in the Lloydminster area along the provincial border of Alberta and Saskatchewan (the "Westerra interests"). Westerra has five producing oil wells with working interests therein ranging from 50% to 100%. Westerra's share of the average daily production from these oil wells is approximately 55 barrels of oil per day. Westerra also has eight producing gas wells, each with a working interest of 60%. Westerra's share of the average daily production from these gas wells is approximately 90 barrels of oil equivalent per day, based upon the standard gas conversion ratio where six thousand cubic feet of gas equals one barrel of oil. Westerra has two shut in oil wells and two shut in gas wells. Westerra is currently planning to drill three new oil wells in the Lloydminster area of Saskatchewan.

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

      Effective, July 28, 2003 we completed the acquisition of 6,267,500 common shares of Quarry Oil & Gas Ltd. ("Quarry"), pursuant to a March 6, 2003 Share Purchase Agreement (the "Share Purchase Agreement") among us, Quarry, and certain Quarry shareholders including Al J. Kroontje, Trevor G. Penford, Karen Brawley-Hogg, Donald J. Brown and Troon Investments, Ltd. (collectively the "Sellers"). We subsequently received an additional 482,500 Quarry shares from the Sellers resulting in our aggregate purchase of 6,750,000 Quarry shares (the "Acquisition Shares") pursuant to the Share Purchase Agreement. These 6,750,000 shares together with the 169,900 Quarry shares already owned by us represent approximately 48.5% of the outstanding common shares of Quarry. The Acquisition Shares were purchased by us at a price of CDN $1.3278 (approximately US$.95) per share or CDN $8,962,650 (approximately US $6,434,107) on an aggregate basis. In furtherance of the Share Purchase Agreement, on July 28, 2003 Harvey Lalach was appointed the president and chief executive officer of Quarry.

      The Share Purchase Agreement provided for the transfer of certain Quarry assets (the "Excluded Assets") by Quarry, prior to closing, to a Quarry subsidiary, 51% of which was sold to the Sellers on the closing date of the Share Purchase Agreement, at a purchase price of CDN$867,662 (approximately US$622,877). The purchase price represented 51% of the adjusted net book value of the Excluded Assets as at the date of the Share Purchase Agreement. The Share Purchase Agreement also provided for the payment by Quarry to Al Kroontje or his designees, the sum of CDN$592,500 (approximately US$425,344) representing:

o salary compensation to Mr. Kroontje for the six years ended December 31, 2000 when Mr. Kroontje did not receive any compensation for serving as an officer and director of Quarry;

o     severance pay; and

o a retirement allowance. Payment in full was made to Mr. Kroontje at closing. In furtherance of our obligations under the Share Purchase Agreement, in September 2003, we presented to Quarry and the Sellers, an experienced, previously successful management team for Quarry. The members of the management team are Harvey Lalach, Colin McNeil, Timothy Chorney, Cameron Bogle and Colin Emerson. Through Assure O&G, effective September 15, 2003, we entered into a Management Services Agreement with Quarry whereby we are supplying Quarry with the services of certain of our employees that have management or operational expertise including, but not limited to, the services of Messrs. Chorney, Bogle and Emerson. In consideration thereof, Quarry is paying us a monthly fee equal to a percentage of the costs incurred by us in providing such services.

Effective September 29, 2003, Messrs. Chorney, Bogle and Emerson have been employed by Assure O&G in the capacities of Operations Manager, Land Manager, and Exploration Manager, respectively, pursuant to two year employment contracts dated as of August 29, 2003. Messrs. Chorney and Bogle receive an annual base salary of CDN$100,000. Mr. Emerson receives an annual base salary of CDN$90,000 in the first year of his employment agreement and an annual base salary of CDN$100,000 in the second year. Each of Messrs. Chorney, Bogle and Emerson also received 75,000 stock options, each exercisable upon vesting to purchase one share of our common stock at a price of $3.00 per share during the five year period commencing on the date of vesting, and the right to participate in our production bonus pool. The production bonus pool is a cash pool to be funded by us based on the sustained barrel of oil per day or its natural gas equivalent production of all oil and gas properties in which we or our subsidiaries have a working interest. Initial funding of the pool will commence if we reach 2,000 barrels of oil or its natural gas equivalent production per day for a period of 120 consecutive days. Additional funding is required upon our reaching additional production milestones. Maximum funding in the aggregate amount of CDN$1,075,000, payable in stock or cash is required if we reach sustained production for 120 consecutive days of 5,000 barrels of oil or its natural gas equivalent per day. Allocations from the production bonus pool are subject to the discretion of our board of directors which shall also determine the other employees of the Company and its subsidiaries eligible for participation in the pool.

Quarry is a junior oil and gas exploration and development company based in Calgary, Alberta, Canada whose common shares are listed on the TSX Venture Exchange under the symbol "QUC". Quarry's average daily production is currently approximately 970 barrels of oil equivalent per day. Quarry has a stable oil production base in Alberta, Canada. It has recently added significant gas reserves from its discoveries in northeast British Columbia, Canada where it has access to a large base of undeveloped lands. Quarry has also developed a portfolio of natural gas prospects to facilitate future growth.

Effective December 1, 2003 we entered into an agreement, through Assure O&G, with Quarry pursuant to which we paid Quarry a CDN$450,000 prospect fee and drilled two wells at our sole expense, on certain farmout lands of Quarry located in northeast British Columbia. We have earned a 100% working interest in the two wells before payout and a 50% working interest thereafter. Additionally, we have earned 50% of Quarry's pre-farmout interest in the balance of the farmout land.

On April 7, 2003 we entered into a Consulting Agreement with TGR Group, LLC, ("TGR") a Nevada limited liability company, pursuant to which TGR provides public relations services on our behalf. Pursuant to the Agreement, as amended, we paid a $25,000 fee to TGR and issued 100,000 5 year warrants to TGR, each exercisable for the purchase of 1 share of our restricted common shares at a price of $3 per share. Piggyback registration rights apply with respect to the shares underlying the warrants. These piggyback registration rights do not apply to registration statements relating solely to employee benefit plans, business combinations or changes in domicile.

On March 25, 2003 we entered into a one year Consulting Agreement with Investormedia Group pursuant to which Investormedia Group provides us with strategic planning and media services, including assistance with creating market awareness of our Company. In consideration of these services, we pay Investormedia Group a monthly retainer of $2,500 plus a fee equal to 15% of the gross cost of services engaged or facilitated by Investormedia Group. In certain mutually agreed upon instances, the fee can be reduced to 5%. During the second quarter of 2003 we paid an aggregate of $326,585 consisting of typesetting, printing and mailing costs and a 5% agency fee to Investormedia Group to include a report on us in a newsletter with an estimated circulation of 300,000 persons. During the first quarter of 2004, we paid an aggregate of $385,580 consisting of typesetting, printing and mailing costs and a 5% agency fee to Investormedia Group to include a report on us in a newsletter with an estimated circulation of 400,000 persons.

PRINCIPAL OIL & GAS PROPERTIES

Assure O&G

Currant

      The Currant prospects are located in the greater Currant area of northeast British Columbia approximately 50 miles north of Fort St. John. The area is situated within prolific trends in the Gething, Cecil, and Halfway Formations. Assure O&G has acquired 6 sections (3,840 gross acres-3200 net acres) of multi-zone prospective property with working interests ranging from 50% to 100%. 4 of the sections were acquired by Assure O&G from Quarry in a farm in transaction and 2 sections were acquired in market transactions. See Item 12 Certain Relationships and Related Transactions.

Doe East

The Doe Prospect area is located approximately 70 miles northwest of Grande Prairie, Alberta and approximately 6 miles east of the British Columbia/Alberta border. The prospect area is positioned between two significant natural gas accumulations associated with the Upper Devonian Wabamun Group. Assure O&G is participating in a farm in agreement to drill a natural gas test well. By paying 40% of the costs to drill, Assure O&G will earn a 40% interest before payout subject to an overriding royalty and a 25% working interest after payout in 9 sections (5,760 gross acres-1,440 net acres) of multi-zone prospective property. The well has been drilled to target depth and logs in the principal target zone and uphole zones are being evaluated.

Enchant

Assure O&G acquired 6.5 sections of land (4,160 gross acres) in the Enchant Area of Alberta located at Township 15 Range 16 W4M, NW/4, SE/4, SW/4 and NE/4 of
Section 2 (47.5%  interest) (NG to Base Mannville) and Township 15, Range 16 W4M
Section 3 (95% interest) (P&NG from Top Mannville GRP to Base Livingstone) and Township 14, Range 16 W4M SW/4, NW/4 of Section 35 (P&NG all rights below Mannville). Assure O&G also has a 95% interest in the well bore at 12-2-15-16 W4M as well as a 50% interest in Township 14, Range 16 Section 33. The area is productive for both oil and gas from multiple zones.

Assure O&G also has interests in one section of each of the following areas of Alberta, Caroline, Royce, Lomond, Hamburg, Haynes and North Killam. Working interests range from 12% to 63%.

Oil and Natural Gas Reserves

Assure O&G's crude oil, NGL and natural gas reserves have been evaluated by Sproule Associates Limited ("Sproule") in the Evaluation of P&NG Reserves of Assure O&G using constant prices and costs (as of January 1, 2004) ("Assure Reserve Report"). The Assure Reserve Report has been prepared in accordance with National Instrument 51-101 Standards of Disclosure for Oil & Gas Activities ("NI 51-101") introduced in the fourth quarter of 2003. The table below summarizes the crude oil, NGL and natural gas reserves and the net present value of future net cash flows associated with such reserves as evaluated in the Assure Reserve Report, based on constant price assumptions. All future cash flows are stated prior to provision for income taxes and indirect costs and after deduction of royalties, estimated future capital expenditures and well abandonment costs. It should not be assumed that the present worth of estimated future cash flows shown below is representative of the fair market value of the reserves. There is no assurance that such price and cost assumptions will be attained and variances could be material. The recovery and reserve estimates of Assure O&G's crude oil, NGL and natural gas reserves provided herein are estimates only and there is no guarantee that the estimated reserves will be recovered. Actual reserves may be greater than or less than the estimates provided herein. We have not included estimates of total proved reserves, comparable to those disclosed herein, in any reports filed with federal authorities other than the Commission.

                         SUMMARY OF THE EVALUATION OF ASSURE OIL & GAS CORP. P&NG RESERVES
                                               AS OF JANUARY 1, 2004
                                       (BASED ON CONSTANT PRICE ASSUMPTIONS)
       ---------------------------------------------------------------------------------------
                                         REMAINING RESERVES             NET PRESENT VALUES
                                      -------------------------
                                                   COMPANY             BEFORE INCOME TAXES
                                                                           (M$) (CDN$)
                                      -------- ----------------      -------------------------
                                       GROSS    GROSS    NET                 AT 10.0%
       ---------------------------------------------------------------------------------------
       Light/Medium Oil (Mbbl):
       Proved Developed Producing        50.9     46.1    44.2                1,238
       Total Proved                      50.9     46.1    44.2                1,238
       ---------------------------------------------------------------------------------------
       Solution Gas (MMcf)(Values included with lt/med oil):
       Proved Developed Producing         346      253     176
       Total Proved                       346      253     176
       ---------------------------------------------------------------------------------------
       Pipeline Gas (MMcf):
       Proved Developed Producing       1,333      439     351                1,240
       Proved Undeveloped                  66       31      26                   35
       Total Proved                     1,399      470     378                1,275
       ---------------------------------------------------------------------------------------
       Natural Gas Liquids (Mbbl) (Values included lt/med oil and gas):
       Proved Developed Producing        32.7      8.9     5.9
       Total Proved                      32.7      8.9     5.9
       ---------------------------------------------------------------------------------------
       GRAND TOTAL (Mboe):
       Proved Developed Producing       363.5    170.4   138.0                2,478
       Proved Undeveloped                10.9      5.2     4.4                   35
       Total Proved                     374.4    175.6   142.4                2,513
       ---------------------------------------------------------------------------------------

Notes:

(1) The reserves definitions and ownership classification used in this evaluation are the standards defined by COGEH (Canadian Oil & Gas
      Evaluation Handbook) reserves definitions and consistent with NI 51-101 and used by Sproule. The oil reserves are presented in thousands of barrels, at stock tank conditions. The pipeline gas reserves are presented in millions of cubic feet, at base conditions of 14.65 psia and 60 degrees Fahrenheit. The natural gas liquids reserves are presented in thousands of barrels, at base conditions of 60 degrees Fahrenheit and equilibrium pressure.
      (a) Proved Reserves are those reserves that can be estimated with a high degree of certainty to be recoverable. It is likely that the actual remaining quantities recovered will exceed the estimated proved reserves.
      (b) Developed Reserves are those reserves that are expected to be recovered from existing wells and installed facilities or, if facilities have not been installed, that would involve a low expenditure (e.g., when compared to the cost of drilling a well) to put the reserves on production. The developed category may be subdivided into producing and non-producing.
      (c) Developed Producing Reserves are those reserves that are expected to be recovered from completion intervals open at the time of the estimate. These reserves may be currently producing or, if shut in, they must have previously been on production, and the date of resumption of production must be known with reasonable certainty.
      (d) Developed Non-Producing Reserves are those reserves that either have not been on production, or have previously been on production, but are shut in, and the date of resumption of production is unknown.
      (e) Undeveloped Reserves are those reserves expected to be recovered from known accumulations where a significant expenditure (e.g., when compared to the cost of drilling a well) is required to render them capable of production. They must fully meet the requirements of the reserves classification to which they are assigned.
      (f) Pipeline Gas Reserves are gas reserves remaining after deducting surface losses due to process shrinkage and raw gas used as lease fuel.
      (g) Remaining Recoverable Reserves are the total remaining recoverable reserves associated with the acreage in which the Corporation has an interest.
      (h) Company Gross Reserves are the Corporation's working, lessor royalty, and overriding royalty interest share of the remaining reserves, before deduction of any royalties.
      (i) Company Net Reserves are the gross remaining reserves of the properties in which the Corporation has an interest, less all Crown, freehold, and overriding royalties and interests owned by others.

      (j) Net Production Revenue is income derived from the sale of net reserves of oil, pipeline gas, and gas by-products, less all capital and operating costs.
      (k) Barrels of Oil Equivalent (BOE) Reserves - BOE is the sum of the oil reserves, plus the gas reserves divided by a factor of 6, plus the natural gas liquid reserves, all expressed in barrels or thousands of barrels.
(2) In the preparation of this evaluation, a field inspection of the properties was not performed. The relevant engineering data were made available by the Corporation or obtained from public sources and the non-confidential files at Sproule. No additional information regarding the reserves evaluation would have been obtained by an on-site visit.
(3) The net present value of the reserves are presented on a before income tax basis in Canadian dollars and are based on annual projections of net revenue, which were discounted at various rates using the mid-period discounting method.

Westerra

Lloydminster, Saskatchewan

Effective April 1, 2002 Assure O&G acquired 100% of the issued and outstanding shares of Westerra, an Alberta, Canada company. Westerra owns a 60% interest in 5 sections of land (3520 gross acres - 1984 net acres) producing gas from the Colony zone. Assure O&G is currently participating in a farm out deal on multiple zones prospective for oil and gas on the Lloydminster Property. Working interests range from 50%-100% Westerra also owns 100% working interests, subject to Crown and various overriding royalties in two oil and two natural gas wells assigned reserves located in Township 50, Ranges 1 and 2, W4M which are located on the Alberta side of Lloydminster.

Oil and Natural Gas Reserves

Westerra's crude oil, NGL and natural gas reserves have been evaluated by Sproule in the evaluation of P&NG Reserves of Westerra using constant prices and costs (as of January 1, 2004) ("Westerra Reserve Report"). The Westerra ReserveReport has been prepared in accordance with NI 51-101 introduced in the fourth quarter of 2003. The table below summarizes the crude oil, NGL and natural gas reserves and the net present value of future net cash flows associated with such reserves as evaluated in the Westerra ReserveReport, based on constant price assumptions. All future cash flows are stated prior to provision for income taxes and indirect costs and after deduction of royalties, estimated future capital expenditures and well abandonment costs. It should not be assumed that the present worth of estimated future cash flows shown below is representative of the fair market value of the reserves. There is no assurance that such price and cost assumptions will be attained and variances could be material. The recovery and reserve estimates of the Corporation's crude oil, NGL and natural gas reserves provided herein are estimates only and there is no guarantee that the estimated reserves will be recovered. Actual reserves may be greater than or less than the estimates provided herein.


                          SUMMARY OF THE EVALUATION OF WESTERRA 2000 INC.'S P&NG RESERVES
                                               AS OF JANUARY 1, 2004
                                       (BASED ON CONSTANT PRICE ASSUMPTIONS)
           ----------------------------------------------------------------------------------------
                                             REMAINING RESERVES              NET PRESENT VALUES
                                          --------------------------
                                                        COMPANY             BEFORE INCOME TAXES
                                                                                (M$) (CDN$)
                                          --------- ----------------      -------------------------
                                           GROSS     GROSS    NET                  AT 10%
           ----------------------------------------------------------------------------------------
           Heavy Oil (Mbbl):
           Proved Developed Producing        323.2    124.5   114.4                1,029
           Total Proved                      323.2    124.5   114.4                1,029
           ----------------------------------------------------------------------------------------
           Pipeline Gas (MMcf):
           Proved Developed Producing          828      497     462                1,400
           Proved Undeveloped                   60       36      34                  100
           Total Proved                        888      533     496                1,500
           ----------------------------------------------------------------------------------------
           GRAND TOTAL (Mboe):
           Proved Developed Producing        461.1    207.3   191.3                2,429
           Proved Undeveloped                 10.1      6.0     5.7                  100
           Total Proved                      471.2    213.3   197.0                2,529
           ----------------------------------------------------------------------------------------

Notes:

(1) The reserves definitions and ownership classification used in this evaluation are the standards defined by COGEH reserves definitions and consistent with NI 51-101 and used by Sproule. The oil reserves are presented in thousands of barrels, at stock tank conditions. The pipeline gas reserves are presented in millions of cubic feet, at base conditions of 14.65 psia and 60 degrees Fahrenheit. The natural gas liquids reserves are presented in thousands of barrels, at base conditions of 60 degrees Fahrenheit and equilibrium pressure.
      (a) Proved Reserves are those reserves that can be estimated with a high degree of certainty to be recoverable. It is likely that the actual remaining quantities recovered will exceed the estimated proved reserves.
      (b) Developed Reserves are those reserves that are expected to be recovered from existing wells and installed facilities or, if facilities have not been installed, that would involve a low expenditure (e.g., when compared to the cost of drilling a well) to put the reserves on production. The developed category may be subdivided into producing and non-producing.
      (c) Developed Producing Reserves are those reserves that are expected to be recovered from completion intervals open at the time of the estimate. These reserves may be currently producing or, if shut in, they must have previously been on production, and the date of resumption of production must be known with reasonable certainty.
      (d) Developed Non-Producing Reserves are those reserves that either have not been on production, or have previously been on production, but are shut in, and the date of resumption of production is unknown.
      (e) Pipeline Gas Reserves are gas reserves remaining after deducting surface losses due to process shrinkage and raw gas used as lease fuel.
      (f) Remaining Recoverable Reserves are the total remaining recoverable reserves associated with the acreage in which the Corporation has an interest.
      (g) Company Gross Reserves are the Corporation's working, lessor royalty, and overriding royalty interest share of the remaining reserves, before deduction of any royalties.
      (h) Company Net Reserves are the gross remaining reserves of the properties in which the Corporation has an interest, less all Crown, freehold, and overriding royalties and interests owned by others.
      (i) Net Production Revenue is income derived from the sale of net reserves of oil, pipeline gas, and gas by-products, less all capital and operating costs.
      (j) Barrels of Oil Equivalent (BOE) Reserves - BOE is the sum of the oil reserves, plus the gas reserves divided by a factor of 6, plus the natural gas liquid reserves, all expressed in barrels or thousands of barrels.
(2) In the preparation of this evaluation, a field inspection of the properties was not performed. The relevant engineering data were made available by the Company or obtained from public sources and the non-confidential files at Sproule. No additional information regarding the reserves evaluation would have been obtained by an on-site visit.
(3) The net present values of the reserves are presented on a before income tax basis in Canadian dollars and are based on annual projections of net revenue, which were discounted at various rates using the mid-period discounting method.

Quarry Oil & Gas Ltd.

Chauvin, Alberta

The Chauvin property, located in East Central Alberta, produces oil from highly porous, sandstone including the Sparky, GP, and Lloydminster Formations.

o     Quarry has a 100% working interest in 3.25 sections (2080 acres) of land.

Ribstone, Alberta

Quarry's Ribstone property is a 100% owned, oil property located 10 miles southeast of Chauvin. The property contains low-risk exploitation potential similar to the successful opportunities recently pursued at Chauvin.

o Quarry has a 100% working interest in 2.5 sections of land producing oil from the Sparky, GP and Rex Formations. During the 4th quarter of 2003 Quarry drilled 5 new oil wells and completed a 6th oil well that was previously drilled during the prior winter. At present all 6 wells are producing oil. Quarry management is undergoing evaluations to apply water injection techniques to potentially increase flow rates and optimize production.

Chestermere, Alberta

Chestermere, located approximately 15 miles east of Calgary, produces both gas and oil from the Rundle zone.

o Quarry has a 100% working interest in the 5-34 horizontal well and a 50% working interest in the 7-33 well and battery.

Golden Spike, Alberta

Golden Spike, located 15 miles southwest of Edmonton is prospective for light oil from the Leduc and Nisku Formations as well as for gas from the Basal Quartz formation.

o Quarry has a 100% working interest in one section of land with five shut-in wells. Quarry management is undergoing evaluations to re-complete the shut in wells.

West Currant, British Columbia

West Currant is a natural gas property located approximately 50 miles north of Fort St. John which has oil and natural gas prospects in the Bluesky, Gething, Baldonnel, Cecil and Halfway Formations. The property is adjacent to the Duke Energy pipeline.

      Quarry has recently farmed out their 100% working interest in three sections of land to the base of the Baldonnel to Assure O&G. Quarry has retained their deeper rights to the basement. Quarry also has 100% working interest in one section of land currently producing gas from the Dunlevy Zone. See Item 12 Certain Relationships and Related Transactions.

Rigel, British Columbia

Quarry has an average 75% working interest in 6.75 sections of land which are located approximately 20 miles from the West Currant property, situated within prolific trends in the Gething, Baldonnel, and Halfway Formations. Quarry has recently farmed out their 75% working interest in one section of land to Assure O&G. See Item 12 Certain Relationships and Related Transactions.

Buick, British Columbia

Located approximately 20 miles northwest of Current, Quarry has an average 60% working interest in 18 sections (12,732 acres) of land. This large block of contiguous land is highly prospective for natural gas from the Gething Formation as well as potential in the deeper Slave Point formation.

Flatrock, British Columbia

Flatrock  is  located   approximately  20  miles  east  of  Fort  St.  John  and
offersoffers year-round access. The area has multi zone prospects in the Cadomin, Charlie Lake Siphon, Cecil, Boundary Lake, Halfway, Montney, Belloy and the Kiskatinaw formations.

o In July 2002 a test well was drilled and Quarry earned an average 56% interest in 4 sections of land. Further completion work is required on the test well to stimulate the reservoir.

Oil and Natural Gas Reserves

Quarry crude oil, NGL and natural gas reserves have been evaluated by Sproule Associates Limited ("Sproule") in the Evaluation of P&NG Reserves of Quarry using constant prices and costs (as of January 1, 2004) ("Quarry Reserve Report"). The Quarry Reserve Report has been prepared in accordance with National Instrument 51-101 Standards of Disclosure for Oil & Gas Activities ("NI 51-101"). The table below summarizes the crude oil, NGL and natural gas reserves and the net present value of future net cash flows associated with such reserves as evaluated in the Quarry Reserve Report, based on constant price assumptions. All future cash flows are stated prior to provision for income taxes and indirect costs and after deduction of royalties, estimated future capital expenditures and well abandonment costs. It should not be assumed that the present worth of estimated future cash flows shown below is representative of the fair market value of the reserves. There is no assurance that such price and cost assumptions will be attained and variances could be material. The recovery and reserve estimates of Quarry crude oil, NGL and natural gas reserves provided herein are estimates only and there is no guarantee that the estimated reserves will be recovered. Actual reserves may be greater than or less than the estimates provided herein.


                        SUMMARY OF THE EVALUATION OF QUARRY OIL & GAS LTD.'S P&NG RESERVES
                                               AS OF JANUARY 1, 2004
                                       (BASED ON CONSTANT PRICE ASSUMPTIONS)
           ---------------------------------------------------------------------------------------
                                              REMAINING RESERVES             NET PRESENT VALUES
                                          ----------------------------
                                                        COMPANY             BEFORE INCOME TAXES
                                                                                (M$) (CDN$)
                                          -------- -------------------     -----------------------
                                           GROSS    GROSS      NET                AT 10.0%
           ---------------------------------------------------------------------------------------
           Light/Medium Oil (Mbbl):
           Proved Developed Producing       1,410    1,154      1,026              14,894
           Proved Developed Non Prod           35       35         35                 483
           Proved Undeveloped                 163      163        136                 880
           Total Proved                     1,608    1,352      1,197              16,257
           ---------------------------------------------------------------------------------------
           Solution Gas (MMcf)(Values included with lt/med oil):
           Proved Developed Producing       1,433      716        716
           Total Proved                     1,433      716        716
           ---------------------------------------------------------------------------------------
           Pipeline Gas (MMcf):
           Proved Developed Producing:        995      439        328              1,430
           Proved Undeveloped                 258      142        105                582
           Total Proved                     1,252      580        434              2,012
           ---------------------------------------------------------------------------------------
           Proved Developed Producing:         84       41         39
           Proved Undeveloped                   9        5          4
           Total Proved                        93       46         43
           ---------------------------------------------------------------------------------------
           GRAND TOTAL (Mboe):
           Proved Developed Producing       1,899    1,387      1,239              16,324
           Proved Developed Non                35       35         35                 483
           Proved Undeveloped                 215      192        157               1,461
           Total Proved                     2,149    1,613      1,431              19,269
           ---------------------------------------------------------------------------------------


Notes:

(1) The reserves definitions and ownership classification used in this evaluation are the standards defined by COGEH reserves definitions and consistent with NI 51-101 and used by Sproule. The oil reserves are presented in thousands of barrels, at stock tank conditions. The pipeline gas reserves are presented in millions of cubic feet, at base conditions of 14.65 psia and 60 degrees Fahrenheit. The natural gas liquids reserves are presented in thousands of barrels, at base conditions of 60 degrees Fahrenheit and equilibrium pressure.
      (a) Proved Reserves are those reserves that can be estimated with a high degree of certainty to be recoverable. It is likely that the actual remaining quantities recovered will exceed the estimated proved reserves.
      (b) Developed Reserves are those reserves that are expected to be recovered from existing wells and installed facilities or, if facilities have not been installed, that would involve a low expenditure (e.g., when compared to the cost of drilling a well) to put the reserves on production. The developed category may be subdivided into producing and non-producing.
      (c) Developed Producing Reserves are those reserves that are expected to be recovered from completion intervals open at the time of the estimate. These reserves may be currently producing or, if shut in, they must have previously been on production, and the date of resumption of production must be known with reasonable certainty.
      (d) Developed Non-Producing Reserves are those reserves that either have not been on production, or have previously been on production, but are shut in, and the date of resumption of production is unknown.
      (e) Pipeline Gas Reserves are gas reserves remaining after deducting surface losses due to process shrinkage and raw gas used as lease fuel.
      (f) Remaining Recoverable Reserves are the total remaining recoverable reserves associated with the acreage in which the Corporation has an interest.
      (g) Company Gross Reserves are the Corporation's working, lessor royalty, and overriding royalty interest share of the remaining reserves, before deduction of any royalties.
      (h) Company Net Reserves are the gross remaining reserves of the properties in which the Corporation has an interest, less all Crown, freehold, and overriding royalties and interests owned by others.
      (i) Net Production Revenue is income derived from the sale of net reserves of oil, pipeline gas, and gas by-products, less all capital and operating costs.
      (j) Barrels of Oil Equivalent (BOE) Reserves - BOE is the sum of the oil reserves, plus the gas reserves divided by a factor of 6, plus the natural gas liquid reserves, all expressed in barrels or thousands of barrels.
(2) In the preparation of this evaluation, a field inspection of the properties was not performed. The relevant engineering data were made available by the Company or obtained from public sources and the non-confidential files at Sproule. No additional information regarding the reserves evaluation would have been obtained by an on-site visit.
(3) The net present values of the reserves are presented on a before income tax basis in Canadian dollars and are based on annual projections of net revenue, which were discounted at various rates using the mid-period discounting method.

ACREAGE

Our aggregate developed and undeveloped acreage as at December 31, 2003, is set forth in the following table.


Assure  (excluding Quarry)

                          Undeveloped                      DEVELOPED                        TOTAL
                   --------------------------    ------------------------------    -------------------------
                    GROSS(1)        NET(2)          GROSS(1)          NET(2)         GROSS(1)       NET(2)
                   ----------    ------------    --------------    ------------    -----------    ----------
Alberta              7430           3640             7416             3634           14846          7274
Saskatchewan          480            259             3682             1988            4162          2250
Total                7910           3899             11098            5622           19008          9524

Notes:
(1)   "Gross" means the total number of acres) in which we have an interest.
(2) "Net" means the aggregate of the percentage working interests we have in the gross acres.

Quarry(3)

                          Undeveloped                      DEVELOPED                        TOTAL
                   --------------------------    ------------------------------    -------------------------
                    GROSS(1)        NET(2)          GROSS(1)          NET(2)         GROSS(1)       NET(2)
                   ----------    ------------    --------------    ------------    -----------    ----------
Alberta                 0              0              4033             3191            4033          3191
British Columbia    14062           8423              4679             2207           18740          10631
Total               14062           8423              8712             5398           22774          13822

Notes:
(1)   "Gross" means the total number of acres in which we have an interest.
(2) "Net" means the aggregate of the percentage working interests we have in the gross acres.
(3)   The information set out includes the minority interest portion of 51.5%.

OIL AND NATURAL GAS WELLS


The following table summarizes our aggregate interests as at December 31, 2003 in wells which are producing or which we consider to be capable of production.

Assure  (excluding Quarry)

                                   PRODUCING WELLS                                     SHUT-IN WELLS(3)
                   ------------------------------------------------    -------------------------------------------------
                            OIL                   NATURAL GAS                    OIL                   NATURAL GAS
                   ----------------------    ----------------------    ------------------------    ---------------------
                    GROSS(1)      NET(2)      GROSS(1)      NET(2)      GROSS(1)       NET(2)       GROSS(1)    NET(2)
                   ---------    ---------    ---------    ---------    ----------    ----------    ---------   ---------
Alberta               5            4            9            3             2             1            1            1
Saskatchewan          5            3            6            5             1             1            1            1
Total                 10           7            15           8             3             2            2            2

Notes:
(1) "Gross" refers to all wells in which we have either a working interest or a royalty interest.
(2) "Net" refers to the aggregate of the percentage working interests we have in the gross wells, before the deduction of royalties.
(3) "Shut-in Wells" refers to wells which have encountered and are capable of producing crude oil or natural gas but which are not producing due to lack of available transportation facilities, available markets or other reasons. Shut-in wells in which we have an interest are located no further than five kilometers from existing pipelines.

Quarry

                                   PRODUCING WELLS                                     SHUT-IN WELLS(3)
                   ------------------------------------------------    -------------------------------------------------
                            OIL                   NATURAL GAS                    OIL                   NATURAL GAS
                   ----------------------    ----------------------    ------------------------    ---------------------
                    GROSS(1)      NET(2)      GROSS(1)      NET(2)      GROSS(1)       NET(2)       GROSS(1)    NET(2)
                   ---------    ---------    ---------    ---------    ----------    ----------    ---------   ---------
Alberta                 49           48           0             0             7            7            0            0
British Columbia        0            0            3             2             0            0            0            0
Total                   49           48           3             2             7            7            0            0

Notes:
(1) "Gross" refers to all wells in which we have either a working interest or a royalty interest.
(2) "Net" refers to the aggregate of the percentage working interests we have in the gross wells, before the deduction of royalties.
(3) "Shut-in Wells" refers to wells which have encountered and are capable of producing crude oil or natural gas but which are not producing due to lack of available transportation facilities, available markets or other reasons. Shut-in wells in which we have an interest are located no further than five kilometers from existing pipelines.

DRILLING ACTIVITY

The following table summarizes our drilling results for the periods indicated. Assure (excluding Quarry)

                                 FISCAL YEAR ENDED                      FISCAL YEAR ENDED
                                 DECEMBER 31, 2003                      DECEMBER 31, 2002
                         ----------------------------------    -------------------------------------
                             GROSS(1)             NET(2)          GROSS(1)                NET(2)
                         -----------------    -------------    ---------------       ---------------
Oil                             0                  0                 8                    8
Natural Gas                     1                 .4                 0                    0
Dry & Abandoned                 0                  0                 1                    1
Total                           1                 .4                 9                    9

NOTES:
(1) "Gross" wells refers to all wells in which we have either a working interest or a royalty interest.
(2) "Net" wells refers to the aggregate of the percentage working interests we have in the gross wells, before the deduction of royalties.

Quarry

                                 FISCAL YEAR ENDED                      FISCAL YEAR ENDED
                                 DECEMBER 31, 2003                      DECEMBER 31, 2002
                         ----------------------------------    -------------------------------------
                             GROSS(1)             NET(2)            GROSS(1)           NET(2)
                         -----------------    -------------    ---------------    ------------------
Oil                             6                  6                 6                    6
Natural Gas                     1                  1                 3                  2.75
Dry & Abandoned                 1                  1                 1                    1
Total                           8                  8                 10                 9.75

NOTES:
(1) "Gross" wells refers to all wells in which we have either a working interest or a royalty interest.
(2) "Net" wells refers to the aggregate of the percentage working interests we have in the gross wells, before the deduction of royalties.

PRODUCTION HISTORY

The following table summarizes our historical net production, before deduction of royalties, during the periods indicated.


Assure  (excluding Quarry) (1)
                                                      PRODUCTION YEAR ENDED                   PRODUCTION YEAR ENDED
                                                        DECEMBER 31, 2003                       DECEMBER 31, 2002
                                                ----------------------------------       --------------------------------
Crude Oil and NGLs (Bbls)                                    45,421                                  13,000
Natural Gas (Mcf)                                            468,297                                 314,000
Total (Boe)                                                  123,470                                 65,333

Quarry (1)
                                                      PRODUCTION YEAR ENDED                   PRODUCTION YEAR ENDED
                                                        DECEMBER 31, 2003                       DECEMBER 31, 2002
                                                ----------------------------------       --------------------------------
Crude Oil and NGLs (Bbls)                                    233,959                                  211,188
Natural Gas (Mcf)                                            559,374                                 214,634
Total (Boe)                                                  327,188                                 246,960

(1) - Assure acquired 48.5 % of Quarry effective July 28, 2003. Assure has included in its 2003 consolidated operating results the total production of Quarry for the period July 28 to December 31, 2003 amounting to 87,471 barrels of oil and 164,949 mcf of natural gas. The minority interest of 51.5% in Quarry's production for this period is 45,048 barrels of oil and 84,949 mcf of natural gas.

AVERAGE PRICES AND OPERATING COSTS

The following table summarizes our average sales prices and operating costs for the years ended December 31, 2003 and 2002.

                                                           YEAR ENDED                              YEAR ENDED
                                                        DECEMBER 31, 2003                       DECEMBER 31, 2002
                                                ----------------------------------       --------------------------------
Average Sales Prices:
                                                ----------------------------------       --------------------------------
    Crude Oil and NGLs ($/Bbl)                               $22.81                                  $24.12
    Natural Gas ($/Mcf)                                      $ 4.58                                  $ 2.62
    Total ($/Boe)                                            $25.16                                  $17.40
Average Operating costs ($/Boe)                              $ 9.43                                  $ 4.59

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

NEVADA REINCORPORATION

On September 11, 2003 we reincorporated from Delaware to Nevada for the sole purpose of taking advantage of the Nevada continuance statute. The reincorporation was effected through a Plan and Agreement of Merger between Assure , a Delaware corporation, hereinafter referred to as Assure Delaware, and Assure Nevada. The Merger was approved by the holders of a majority of the outstanding shares of Assure Delaware. Pursuant to Delaware Law, dissenting Assure Delaware shareholders were given appraisal rights. No dissenting shareholders to whom appraisal rights applied made written demand for appraisal within the required period for doing so.

ALBERTA REINCORPORATION

Effective February 6, 2004 we filed Articles of Conversion with the Secretary of State of Nevada and Articles of Continuance, Notice of Registered Office and a Notice of Directors with the Alberta Registrar of Corporations. The effect of these filings was to change our corporate domicile from Nevada to Alberta, Canada. The conversion was unanimously approved by our board of directors and by the holders of a majority of our outstanding shares at a special shareholders meeting held on January 28, 2004. Pursuant to Nevada law, dissenting shareholders were given appraisal rights. No dissenting shareholders to whom appraisal rights applied made written demand for appraisal within the required period for doing so.

FINANCING TRANSACTIONS

During  the  period  October  2000  through  April  2001 we engaged in a private offering of up to 1,500,000 shares of our common stock at a price of $.10 per share. The offering was completed in April 2001 with the sale of 1,111,000 shares of our common stock to 42 people resulting in gross proceeds of $111,100. The offering was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended. The information set forth above does not take into account the effects of our March 6, 2002 and September 17, 2002 stock splits.

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

On May 8, 2002 we completed a $1,750,000 equity financing with three accredited persons pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D. In connection therewith, we issued an aggregate of 1,400,00 units at a purchase price of $1.25 per unit. Each unit consists of one share of our common stock and one common stock purchase warrant. Each warrant as amended, entitled the holder to purchase one share of our common stock at a price of $1.50 per share for a period of four years commencing July 1, 2003. As the result of the September 17, 2002 3:2 forward stock split the 1,400,000 unit shares became 2,100,000 shares and the 1,400,000 warrants became 2,100,000 warrants, each with an exercise price of $1.00 per share. Both the shares underlying the units and the shares underlying the unit warrants have piggyback registration rights.

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

On December 28, 2002 Assure O&G completed a CDN $1,000,000 debt financing with an accredited investor. The debt is evidenced by a six year promissory note which bears interest at the rate of 3 1/2% above the prime rate charged by Royal Bank of Canada in Toronto. No interest or principal is due on the note during the first year of the note. On the first anniversary of the note, all interest then due on the note is payable in full. Thereafter, for the balance of the term of the note, interest and principal is payable quarterly. The debt is subordinated to all present and future bank debt of ours, including our subsidiaries.

On February 26, 2003 we completed a $2,400,750 equity financing in which we sold 1,067,000 units to 2 accredited investors at a price of $2.25 per unit. Each unit consists of 1 share of our common stock and 1/2 warrant. Each full warrant entitles the holder to purchase one share of our common stock at a price of $2.50 per share for a period of five years, commencing February 26, 2003.

On March 15, 2003 we completed a $4,500,000 debt financing with an accredited investor. The debt is evidenced by a six year promissory note which bears interest at the rate of 3 1/2 % above prime rate charged by Citibank in New York. No interest or principal is due on the note during the first year of the note. On the first anniversary of the note, all interest then due on the note is payable in full. Thereafter, for the balances of the term of the note, interest and principal is payable quarterly. The debt is subordinated to all present and future bank debt of ours, including our subsidiaries. In consideration of the financing, we also issued 450,000 warrants to the investor dated March 15, 2003. Each warrant entitles the holder to purchase 1 share of our common stock at a price of $3.10 per share during the 5 year period commencing July 1, 2003. Effective December 5, 2003, the holder of the note agreed to convert $1,260,000 of the principal amount of the note into 350,000 units offered in our private offering which was completed on December 5, 2003. In connection therewith, the $4,500,000 note was cancelled and replaced with a $3,240,000 note dated December 5, 2003. The interest due on the $4,500,000 note for the period March 15, 2003 through and including December 4, 2003 is due and payable on March 15, 2004.

In October 2003, persons holding an aggregate of 1,538,100 Class A Warrants exercised such warrants at an exercise price of $.333 per share resulting in proceeds of approximately $512,187.

In October 2003, a person holding 10,000 warrants exercisable at $3.00 per share exercised such warrants resulting in proceeds of $30,000.

During the period November 21, 2003 through December 5, 2003 we engaged in a private offering of up to 1,500,000 units at a price of $3.60 per unit. The offering was completed on December 5, 2003 with the sale of 1,435,000 units to 6 persons resulting in gross proceeds of $5,166,000. These proceeds included $1,260,000 received from the holder of a March 15, 2003 promissory note upon the partial conversion thereof. Each unit consists of 1 share of our common stock and one Class C redeemable common stock purchase warrant. Each Class C Warrant entitles the holder to purchase one share of our common stock at an exercise price of $4.00 per share during the six month period commencing on the earlier of the registration of the shares underlying the Class C Warrants or 1 year from the date of issuance of the Class C Warrants. The C Warrants are redeemable by us upon 10 days prior written notice if, during the exercise period, the closing bid price of our common stock is equal to or greater than $4.50 per share for 10 consecutive trading days. Upon exercise of all or part of the C Warrants, the holder will be entitled to receive such number of Class D common stock purchase warrants that is equal to the number of C Warrants exercised. Each D Warrant will entitle the holder to purchase one share of our common stock at a price of $4.25 per share for a period of 2 years from issuance. The offering of the units, including the underlying securities was made in reliance on Regulation S under the Securities Act of 1933, as amended.

On December 29, 2003, the holder of 234,000 Class A Warrants exercised such warrants at a price of $.333 per share resulting in proceeds of approximately $78,000.

Effective February 12, 2004 we issued 28,224 shares of our common stock to the holders of our Series A Preferred Stock which represented payment of $87,500 due to them as an annual dividend for the twelve month period ended May 31, 2003. On the same date we issued 8,750 shares of our common stock to the holder of our Series B Preferred Stock which represented payment of $26,250 due to it as an annual dividend for the twelve month period ended August 26, 2003.

On March 29, 2004 we entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. Pursuant to that Investment Agreement, we may, at our discretion, periodically "put" or require Dutchess to purchase shares of our common stock. The aggregate amount that Dutchess is obligated to pay for our shares will not exceed $5,000,000. For each share of common stock purchased under the Investment Agreement, Dutchess will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board (or other principal market on which our common stock is then traded) during the five day period immediately following the date on which we give notice to Dutchess of our intention to put such stock. Our ability to put the shares under the Investment Agreement is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission and satisfaction of certain other customary closing conditions. The costs associated with this registration will be borne by us.

Pursuant to the Investment Agreement, we may periodically put shares of our common stock to Dutchess by giving notice of Dutchess of our election to exercise the put right. Pursuant to the Investment Agreement, a closing will be held seven trading days after that written put notice, at which time we will deliver shares of common stock and Dutchess will pay the purchase price for the shares.

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

Our future success will depend, to a significant extent, on our ability to make good decisions regarding our capital expenditures, especially when taking into consideration our limited resources. We can give no assurance that we will be able to overcome the competitive disadvantages we face as a small company with limited capital.

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

EMPLOYEES

At the present time, our only employees are our two executive officers, our operations manager, land manager, exploration manager and an administrative support person. We utilize independent contractors for our other service requirements.

PATENTS, TRADEMARKS AND LICENSES

We do not have any patents, trademarks, licenses, franchises, or concessions.

                         ITEM 2. DESCRIPTION OF PROPERTY

Since October 1, 2003, we are also utilizing approximately 1,500 square feet of office space provided to us by Quarry Oil & Gas Ltd. at 521 3rd Avenue SW, Suite 1250, Calgary, Alberta T2P 3T3 which serves as our executive offices. We are currently negotiating an arrangement with Quarry Oil & Gas Ltd. respecting the use of this space. Quarry Oil & Gas Ltd.'s current lease at this location covers approximately 5,000 square feet of space, runs through April 7, 2007 and involves base rent payments of CDN$4,000 (approximately US$3,000) per month together with Quarry's share of taxes and other operating expenses related to the premises. Under such an arrangement with Quarry Oil & Gas Ltd., we expect to be charged for the amount of space utilized by us on a pro rata basis. In conjunction with this arrangement, we intend to sublease the space at 140-4th Avenue SW, Calgary, Alberta T2P 3T3, which formerly served as our principal executive offices, to a third party for the remainder of the lease term. Through Assure O&G we sublease approximately 1,836 square feet of space at that location under an arrangement which runs through December 30, 2005. Under the sublease we pay CDN$4,674.81 (approximately US$3,115) per month. We believe the Quarry Oil & Gas Ltd. space is sufficient to handle our present and immediate future needs. In the event our arrangement with Quarry Oil & Gas Ltd. is terminated for any reason or not renewed upon the expiration of the present term, space sufficient to handle our then present and expected future needs is expected to be available from several alternative sources at comparable rates.

                            ITEM 3. LEGAL PROCEEDINGS

On February 19, 2003 Gary Freitag, Garth R. Keyte and Evan Stephens filed a Statement of Claim against Assure O&G in the Court of Queen's Bench of Alberta, Canada Judicial District of Calgary seeking judgment in the sum of CDN$350,0000 (approximately US $221,000) together with interest thereon at the rate of 6% per annum from January 15, 2003. The action relates to CDN$350,000 that was placed in trust as part of the May 30,2002 Share Purchase Agreement between Assure O&G and the three shareholders of Westerra Plaintiffs claim the money should have been released to them on or about January 15, 2003, the date of resolution of certain title deficiencies that existed at the time the Share Purchase Agreement was executed. We filed a Statement of Defense and Counterclaim based upon our assertion that certain of the Westerra wells that had been purchased in consideration of a report that indicated they were proven or producing wells were and are in fact non-producing and that the shareholders had represented that the wells could be brought to production at any time. We further asserted that since the wells were not on production the holdback has been forfeited and was not payable. On May 27, 2003, Messrs. Freitag, Keyte, and Stephens filed a Reply and Statement of Defense to Counterclaim alleging that the payment of the CDN $350,000 to them was unconditional and that no representations or warranties had been made that any of Westerra wells were proven or producing.

On July 3, 2003, Assure Oil & Gas Corp. and Westerra, hereinafter referred to as the plaintiffs, filed a Statement of Claim in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No.: 0301-10499) naming Lloyd Venture 1 Inc., 970313 Alberta Ltd. and Roswell Petroleum Corporation as defendants. The action relates to a May 2002 Farmout and Option Agreement in which Assure O&G and Nevarro Energy Ltd. were given the ability to earn an interest in certain oil and gas interests of the defendants. Effective November 8, 2002, Nevarro Energy Ltd. assigned its interests under the Farmout and Option Agreement to Westerra The plaintiffs claim that all of the requirements to earn an interest in the properties were satisfied and that they became entitled to drill certain option wells, subject to the terms of the Farmout and Option Agreement. Consequently, several option wells were drilled and the plaintiffs earned interests in some of the farmout lands. Subsequently, plaintiffs provided notices to defendants to drill additional option wells. Defendants advised plaintiffs that the notices were invalid, that they were not to occupy any further farmout lands or commence any further drilling on the farmout lands, and that the Farmout and Option Agreement was terminated. The action sought an order declaring that the plaintiffs had properly exercised their rights to drill the option wells in accordance with the Farmout and Option Agreement, an order for specific performance, and a declaration that the plaintiffs were entitled to exercise the remainder of their rights under the Farmout and Option Agreement to elect to drill further option wells and to earn a working interest in the specifically identified farmout lands. On August 25, 2003 the defendants filed a Statement of Defense and a Counterclaim.

Effective February 10, 2004 the parties reached a settlement with respect to the matters being litigated. Pursuant to the settlement it was agreed as follows:

      o We will pay an aggregate of CDN$450,000 (approximately US$346,500) to Roswell Petroleum Corporation, Gary Freitag, Lloyd Venture 1 Inc., Garth Keyte, 970313 Alberta Ltd. and Evan Stephens (collectively the "Lloyd Group") as consideration for the following:

      o All current suits, claims, actions or proceedings relating to the May 2002 Farmout Agreement, May 30, 2002 Share Purchase Agreement or the related letter of intent shall be terminated and withdrawn and each party shall hold the other harmless from any losses, costs, expenses or damages that may have been incurred by them as a result of these claims, actions or proceedings;

      o The Lloyd Group's right to be reconveyed a 25% working interest pursuant to Article 9 of the Share Purchase Agreement, shall be terminated; and

      o The parties shall negotiate and execute a mutually acceptable Master Farmout Agreement which shall supercede the May 2002 Farmout Agreement excluding the Spacing Unit for those lands containing a well drilled under the Farmout Agreement. The new Master Farmout Agreement shall include the following:

            o Upon the Farmee drilling the Test Well to Contract Depth and subject to Article 3.0 of the Farmout & Royalty Procedure, the Farmee shall earn 100% of the Farmors Pre-Farmout Interest before Payout in the Earning Block (16 hectares/40 acres for a well completed as an oil well or abandoned and 256 hectares/640 acres for a well completed as a gas well) for the Test Well reserving to the Farmor a convertible Overriding Royalty 1/23.8365, min 5.0%-max 15.0% on oil, 15% on natural gas payable on the Pre-Farmout & Royalty Procedure. Pursuant to the rights of conversion in Article 6.00 of the Farmout & Royalty Procedure the Farmors Overriding Royalty shall be convertible to 30% of its Pre-Farmout Interest; and

            o The continuing option to earn by drilling further wells on the Farmout Lands. The Farmee will have six (6) months from rig release of the last well drilled to spud a new well on any unearned portion of the Farmout Lands.

On Februry 4, 2004 Quarry filed an Originating Notice in the Court of Queen's Bench of Alberta regarding a share certificate dated March 27, 2001 for 450,000 shares in Quarry Capital Corp. registered in the name of Thomas John Loch, the prior President and CEO of Quarry. It is Quarry's contention that the share certificate was issued in contravention of the provisions of section 27 of the Alberta Business Corporations Act for no consideration. Quarry has requested that the Court order the share certificate to be cancelled effective December 31, 2003. An Affidavit in Opposition was filed by Thomas John Loch on March 11, 2004.

On June 2, 2003 Thomas John Loch, the prior President and CEO of Quarry filed a Statement of Claim for damages in the Court of the Queen's Bench of Alberta against Quarry claiming CDN $240,000 in respect of termination and severance pay. Quarry is contesting this claim and filed a Statement of Defense on July 2, 2003.

At the current time no assessment can be made as to the outcome of these legal proceedings.

No other legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective September 18, 2003, shareholders holding a majority of our outstanding common shares executed consents authorizing our plan of conversion to change our domicile from Nevada to Alberta, Canada. These consents were subsequently voided since they were solicited while we were in registration with the Securities and Exchange Commission. The proposal which was the subject of such consents was ultimately passed at a special shareholders meeting held on January 28, 2004. No other matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ASURF." From November 6, 2001 until May 1, 2002, the date we changed our name from Inventoy.com, Inc. to Assure , our stock was quoted under the symbol "INVY." From May 1, 2002 until on or about February 6, 2004, the date we effected our continuance from Nevada to Alberta, Canada our stock was quoted under the symbol "ASUR". The following table sets forth, for the periods and fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices after March 6, 2002 reflect the 4:1 forward stock split which took effect after the close of business on March 6, 2002. Prices after September 17, 2002 reflect the aforementioned 4:1 forward stock split and the 3:2 forward stock split which took effect after the close of business on September 17, 2002.

PERIOD INDICATED OR QUARTER ENDED                 HIGH BID         LOW BID
---------------------------------                 --------         -------
November 6, 2001 - December 31, 2001              $.05             $.01
January 2, 2002 - March 6, 2002                   $.06             $.05
March 7, 2002 - March 31, 2002                    $.25             $.01
June 30, 2002                                     $2.45            $.02
July 1, 2002 - September 17, 2002                 $4.00            $2.45
September 18, 2002 - September 30, 2002           $3.05            $3.05
December 31, 2002                                 $3.06            $3.05
March 31, 2003                                    $3.06            $3.06
June 30, 2003                                     $3.10            $2.75
September 30, 2003                                $3.91            $2.90
December 31, 2003                                 $4.66            $3.73

American Stock Exchange

In February 2004 we applied to the American Stock Exchange for the listing of our common stock. No assurance can be given that we will achieve such listing or continue with the application process.

Toronto Stock Exchange

In February 2004 we applied to the Toronto Stock Exchange for the listing of our common stock. No assurance can be given that we will achieve such listing or continue with the application process.

HOLDERS

As of March 22, 2004, there were 80 record holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

The information set forth below discusses the amount of securities sold on the dates provided and does not take into account the effects of our February 2002 4:1 forward stock split or our September 2002 3:2 forward stock split, except to the extent the date of issuance was after the date of one or both of the splits.

Effective March 4, 2004 we issued 75,000 non-statutory options to Martin Eden, our secretary, treasurer and chief financial officer. Each option is exercisable, upon vesting, to purchase one share of our common stock during the five year period commencing on the date of vesting at a price of $4.20 per share which was the fair market value of our common stock on the date of grant. The first 25,000 options vest on the earlier of March 31, 2004, or the date on which Assure and its partially owned subsidiary, Quarry Oil & Gas Ltd., achieve, on a combined basis, 2,500 Bbl/d or its natural gas equivalent ("boe/d") (the "Initial Vesting Period"). The second 25,000 options vest on the earlier of September 30, 2004 or the date on which Assure and its partially owned subsidiary, Quarry Oil & Gas, Ltd. achieve, on a combined basis 3,000 boe/d. The remaining 25,000 options vest on the earlier of March 31, 2005 or the date on which Assure and its partially owned subsidiary, Quarry Oil & Gas, Ltd., achieve, on a combined basis, 3,000 boe/d. The issuance was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

Effective March 4, 2004 we issued 5,000 non-statutory options to our administrative assistant. Each option is exercisable, upon vesting, to purchase one share of our common stock during the five year period commencing on the date of vesting at a price of $4.20 per share which was the fair market value of our common stock on the date of grant. 2,500 of the options vest on September 4, 2004 and the remaining 2,500 options vest on March 4, 2005. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Effective February 12, 2004 we issued 28,224 and 8,750 shares of our common stock, respectively, to the holders of shares of Series A and Series B Preferred Stock as a dividend in lieu of cash. These issuances were made in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

Effective December 29, 2003 we issued 234,000 shares of our common stock to one person in connection with his exercise of a like number of Class A Warrants. The issuance was made in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

Effective December 5, 2003 we issued an aggregate of 1,435,000 shares of our common stock and 1,435,000 redeemable Class C warrants to 6 persons in connection with our sale of 1,435,000 units at $3.60 per unit or $5,166,000 on an aggregate basis. These issuances were made in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

In October 2003, we issued an aggregate of 1,548,100 shares of our common stock to 13 persons in connection with their exercise of Class A common stock purchase warrants. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective August 28, 2003 we issued 50,000 non-statutory stock options to a consultant each exercisable, upon vesting, to purchase one share of our common stock at a price of $3.00 per share during the five year period commencing on the date of vesting. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective August 29, 2003 we issued an aggregate of 225,000 non statutory stock options to three employees each exercisable, upon vesting, to purchase one share of our common stock at a price of $3.00 per share during the five year period commencing on the date of vesting. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective September 4, 2003 we issued 30,000 non-statutory stock options to Lisa Komoroczy, a director, each exercisable, upon vesting to purchase one share of our common stock at a price of $3.00 per share during the three year period ending September 3, 2006. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In April 2003 we issued 100,000 warrants to 1 person for consulting services, each exercisable upon issuance to purchase one share of our common stock at a price of $3.00 per share during a five year exercise period. The issuance was made in reliance or the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 15, 2003 we issued a six-year, $4,500,000 promissory note (the "Note") together with 450,000 5 year warrants (the "Warrants") to a foreign entity. Each Warrant entitles the holder to purchase one share of our common stock at a price of $3.10 per share. The issuance of the Note and Warrants was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 26, 2003 we completed a $2,400,750 equity financing in which we sold 1,067,000 units to 2 persons at a purchase price of $2.25 per unit. Each unit consists of 1 share of our common stock and one-half warrant. Each full warrant entitles the holder to purchase one share of our common stock at a price of $2.50 per share for a period of five years commencing February 26, 2003. The issuance was made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

On December 28, 2002, Assure O&G issued a six year CDN $1,000,000 promissory note (the "Note") to 1 person. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective October 1, 2002 we issued 100,000 and 20,000 non statutory stock options, respectively, to Harvey Lalach and James Golla, each of whom was an executive officer of ours at the time of grant, each exercisable, upon vesting, to purchase one share of our common stock at a price of $2.75 per share during the three year period ending September 30, 2005. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective October 1, 2002 we issued 200,000 non-statutory stock options to 1 person for consulting services, each exercisable upon issuance to purchase one share of our common stock at a price of $2.75 per share during the two year period ending September 30, 2004. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Effective April 28, 2003 these options were terminated.

On August 27, 2002 we sold 5,250 shares of our Series B Preferred Stock at a price of $100 per share or $525,000 on an aggregate basis to 1 person. The sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

As of June 1, 2002 we sold 17,500 shares of our Series A Preferred Stock at a price of $100 per share or $1,750,000 on an aggregate basis to 3 persons. The sales were made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

On May 8, 2002 we completed a $1,750,000 equity financing in which we sold 1,400,000 units to 3 persons at a purchase price of $1.25 per unit. Each unit consisted of 1 share of our common stock and 1 common stock purchase warrant, each exercisable for the purchase of an additional share of our common stock at $1.00 per share. The sale was made in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

In connection with our April 23, 2002 Acquisition Agreement with Assure O&G and the shareholders of Assure O&G we issued an aggregate of 2,400,000 units to the shareholders of Assure O&G Each unit consisted of 1 share of our common stock, 1 Class A Warrant and 1 Class B Warrant. Each Class A Warrant and Class B Warrant is exercisable for the purchase of 1 additional share of our common stock. The sale of the units was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 2003 and 2002 included in this Form 10-KSB. Unless otherwise indicated, the following discussion is based on United States Dollars and presented in accordance with United States Generally Accepted Accounting Principles.

At December 31, 2002 certain equity accounts have been restated relating to the beneficial conversion feature of the Series A and Series B preferred stock. The effect of this restatement increases additional paid in capital by $1,841,333 and decreases preferred stock by $1,841,333. The effect of this restatement on operations was to increase the net loss per common share by $0.02 for the year ended December 31, 2002. We have determined that the effect of this restatement did not have a material effect on the previously issued quarterly reports.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from those expressed. See "Forward Looking Statements" on page 3 of this Form 10-KSB for further information.

OVERVIEW

The Company, through its subsidiaries, Assure O&G, Westerra and Quarry is engaged in the exploration, development and production of oil and natural gas properties in the Canadian provinces of Alberta, Saskatchewan and British Columbia.

We were incorporated on August 11, 1999 under the name Inventoy.com Inc. From our inception through March 14, 2002, we were in the developmental stage in the toy design business. On March 14, 2002 we ceased our toy design business. On August 27, 2002 we sold our toy designs to certain former officers and shareholders of our Company in exchange for all of their common stock in our Company.

In conjunction with our decision to exit the toy industry, we looked at other business ventures and identified the oil and gas industry in Canada as providing an opportunity to enhance shareholder value. In furtherance of this strategy of gaining entry into this industry, we acquired 100% ofAssure O&G and Westerra, effective April 1, 2002, and acquired approximately 48.5% of Quarry, effective July 28, 2003. These three companies are incorporated in Canada and engaged in the exploration, development and production of oil and natural gas in Western Canada.

Our financial condition and results of operations reflect the acquisition of 100% owned subsidiaries Assure O&G and Westerra effective April 1, 2002 and 48.5% owned subsidiary Quarry effective July 28, 2003, and the inclusion of the results of operations of these companies from their date of acquisition. Quarry has made application for a court order directing the transfer agent of Quarry to cancel 450,000 Quarry shares. After giving effect to the cancellation of these shares, Assure will own approximately 50.05% of the stock of Quarry. We have a management agreement with Quarry whereby certain of our employees provide management, operations and administrative services to Quarry. We effectively control Quarry's operations and, as a result, we have included the accounts of Quarry on a consolidated basis. The interest of the remaining 51.5% Quarry shareholders in Quarry's operations is recorded as minority interest in consolidated subsidiary in the consolidated financial statements.

Our financial results depend on many factors, including, but not limited to, commodity prices, exploration and development success, control of capital expenditures, and operating and overhead costs. These factors impact our ability to obtain financing for our operations. Many of these factors are outside of our control. See the "Business Risks" section of this Item 6 for further discussion of these factors.

RESULTS OF OPERATIONS

Our activities during the two years ended December 31, 2003 relate primarily to our oil and gas operations, except for approximately $105,000 of general and administrative expenses incurred during the first quarter of 2002 when we were still engaged in toy design activities.

Our 2002 operating results include the operations of Assure O&G and Westerra from April 1, 2002. The 2003 operating results include the operations of Assure O&G and Westerra for a full year and the operations of Quarry from July 28, 2003.

Net operating revenues increased to $4,973,092 in 2003 from $962,203 in 2002. Operating expenses in 2003 were $15,341,756 in 2003 compared to $1,725,979 in 2002. The loss in 2003, before deduction of income taxes, minority interest in consolidated subsidiary, and equity income in unconsolidated subsidiary, was $10,368,484 compared to a loss of $763,776 in 2002. The net loss for 2003 was $9,201,807 or $0.61 per share compared to a net loss of $792,162 or $0.05 per share in 2002.

The primary reason for the increase in operating expenses in excess of the increase in revenues is a $7.3 million ceiling test write down which amount was expensed as additional depletion and depreciation for the year ended December 31, 2003. The write-down is due to a downward revision by our independent reserve engineer in the estimated quantities of our proved oil and gas reserves as at December 31, 2003 due to technical and operating factors. The engineers also reflected in their reserve report the new measurement of proved reserves as required for Canadian oil and gas companies introduced by Canadian securities regulators during the 4th quarter of 2003. At this time, we do not anticipate any further major revisions in our estimated reserve quantities but the future value of our oil and gas reserves will be impacted by future changes in commodity prices.

We plan to continue to explore, develop and acquire petroleum and natural gas properties during 2004 in order to increase our level of production and our reserves base. We are in the process of evaluating the results of our drilling program to date. We expect to identify additional drilling locations during 2004 based on the results of the first quarter drilling program and review and evaluation of other prospects.

We expect that future revenues will increase at a faster rate than operating and overhead expenses. In particular, certain of our costs are fixed or only partly variable and will not increase as our production increases. In addition, the ceiling test write down recorded in 2003 will result in a lower depletion rate in future years.

OIL AND GAS OPERATIONS

The operating results from our oil and gas operations are disclosed in the following table:

                                                           YEAR ENDED DECEMBER 31
                                               --------------------------------------------
                                                   2003            2002             CHANGE
                                               --------------------------------------------
Production:
    Crude oil & NGL's (Bbls)                       132,892          13,000         119,892
    Natural gas (Mcf)                              633,246         314,000         319,246
                                               --------------------------------------------
Total (Boe)                                        238,433          65,333         173,100
                                               ===========================================
Average sales prices:
    Crude oil ($/Bbl)                               $22.81          $24.12          $(1.31)
                                               --------------------------------------------
    Natural gas ($/Mcf)                              $4.58           $2.62           $1.96
                                               --------------------------------------------
Revenues:
    Crude oil & NGL's                           $3,096,199        $313,578      $2,782,621
    Natural gas                                  2,901,867         823,318       2,078,549
                                               --------------------------------------------
                                                 5,998,066       1,136,896       4,861,170

Royalties                                        1,024,974         174,693         850,281
Operating expenses                               2,247,558         299,622       1,947,936
                                               --------------------------------------------
Net revenue from oil and gas production         $2,725,534        $662,581      $2,062,953
                                               ===========================================
Net revenue ($/ Boe)
                                                    $11.43          $10.14           $1.29
                                               --------------------------------------------
Operating expense ($/Boe)
                                                     $9.43           $4.59           $4.84
                                               --------------------------------------------

The increase in crude oil volumes of 119,892 barrels is due to the inclusion of 87,471 barrels from Quarry, 4,333 barrels resulting from a full year of Assure O&G/Westerra operations, and an increase of 28,088 barrels resulting from an increased level of activities in the Assure O&G/Westerra operations. The increase in natural gas volumes of 319,246 Mcf is due to the inclusion of 164,949 Mcf from Quarry, 104,677 Mcf resulting from a full year of Assure O&G/Westerra operations, and 49,620 Mcf resulting from an increased level of activities.

The increase in the price of natural gas in 2003 reflects the impact on demand and prices of colder than normal winter temperatures in the first and last quarters, and higher storage demand in the second and third quarters. Demand for crude oil and natural gas has historically been subject to seasonal influences, with peak demand and higher prices in the winter heating season.

The 2003 increase in revenues, operating expenses and net revenue from oil and gas producing activities is attributed to the inclusion of Quarry for 5 months, the inclusion of a full year of operations for Assure O&G/Westerra and a general increase in the level of activities in our operations, as analyzed in the following table:

                                                                             OPERATING    NET REVENUE
                                                REVENUES         ROYALTIES   EXPENSE      OIL AND GAS
                                             ---------------------------------------------------------

Inclusion of Quarry for 5 months             $   2,837,822       $ 399,525  $  1,117,307  $ 1,320,990

Inclusion of Assure
 O&G/Westerra for full year                        378,965         208,483       376,750     (206,268)

Increase in volumes                                505,610               -             -      505,610
Increase in selling prices                       1,138,773               -             -    1,138,773
Increase in royalties/operating expenses                 -         242,273       453,879     (696,152)
                                             ---------------------------------------------------------
Increase                                     $   4,861,170      $  850,281  $  1,947,936  $ 2,062,953
                                             =========================================================

The increase in income from oil and gas producing activities (before deduction of minority interest, depletion and depreciation and accretion of asset retirement obligation) is primarily attributable to the inclusion of Quarry's operations together with an increase in prices and volumes, offset by higher royalties and operating expenses.

The increase in royalties and operating expenses is due mainly to the higher level of production.

During 2003, Quarry had used commodity contracts to hedge the selling prices of its oil and gas production. These contracts were completed at December 31, 2003 and we have no current intention of entering into any new contracts.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $1,935,737 in 2003 from $677,932 in 2002 due to the expanded level of operations. We hired a new management team in 2003 to operate and administer the expanded operations resulting from the acquisition activities in 2002 and 2003. Overhead and support costs have increased as a result of the increased number of staff, and costs associated with our regulatory filings have increased. $281,000 of the increase is due to the inclusion of Quarry's operations from July 28, 2003. Expenses include $102,345 for expensing the fair value of stock options granted to employees, and $92,686 for expensing the fair value of warrants issued to a consultant for services.

INTEREST EXPENSE

Interest expense increased by $653,965 to $678,143 in 2003 due to the higher level of debt incurred in 2003 in connection with our acquisition and capital expenditure program.

ACCRETION

During  2003,  we  adopted  SFAS  No.  143,  "Accounting  for  Asset  Retirement
Obligations". SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of the transition adjustment resulting from the adoption of the statement was immaterial and, accordingly, has been included in accretion expense of $46,104 in current operations for the year ended December 31, 2003.

DEPLETION AND DEPRECIATION

The increase of $9,709,787 in depletion and depreciation expense to $10,434,034 in 2003 reflects the increase in production during 2003 due to the inclusion of Quarry, the inclusion of Assure O&G/Westerra for a full year, and the increased level of production. Included in this amount is a $7.3 million ceiling test write-down at December 31, 2003 as a result of new reserves reporting requirements for Canadian oil and gas companies recently introduced by Canadian securities regulators and technical and operating issues which negatively impacted the measurement of proved reserves.

INCOME TAX EXPENSE (BENEFIT)

The income tax benefit of $1,089,694 in 2003 compared to an expense of $28,386 in 2002 reflects the increase in loss before income taxes experienced in 2003. We have recorded an income tax benefit only for those losses that we can estimate with reasonable certainty will be recovered out of future income.

MINORITY INTEREST OF SUBSIDIARY

The minority interest in loss of subsidiary of $26,105 reflects the interest of the remaining shareholders of Quarry in the results of operations of Quarry for the 5 months ended December 31, 2003.

EQUITY INCOME IN UNCONSOLIDATED SUBSIDIARY

During 2003, we recorded equity income of $50,878 from Quarry's unconsolidated subsidiary, Keantha Holdings Inc., a Canadian company.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003 the Company had cash of $3,569,889, an increase of $2,353,135 compared to cash of $1,216,754 as at December 31, 2002.

Our sources of liquidity consist primarily of cash flows from oil and gas producing activities, bank and other borrowings, and proceeds of equity issues. We believe that these sources will be adequate to fund our ongoing capital expenditure program, and cover interest and overhead expenses, interest and principal repayments on our debt, and any other obligations.

SOURCES AND USES OF CASH

Sources of cash during 2003 and 2002 were as follows:

                                                         Year Ended December 31
                                                       ------------------------
                                                          2003         2002
                                                       -----------  -----------
Cash Flows provided by (used in) Operating Activities $  1,577,870  $   (31,046)
Cash Flows used in Investing Activities                (11,122,265)  (3,501,059)
Cash Flows provided by Financing Activities             11,795,928    4,658,871

Effect of exchange rate changes on cash                    101,602       72,699
                                                       -----------  -----------
Net Increase in Cash and Cash Equivalents              $ 2,353,135  $ 1,199,465
                                                       ===========  ===========

CASH FLOW FROM OPERATIONS

Cash flows from operating activities increased in 2003 due to higher natural gas prices and increased volumes resulting from the inclusion of a full year of operations for Assure O&G and Westerra and five months of operations for Quarry and an increase in the level of operations.

The level of cash flows depends on many factors, such as the price of crude oil and natural gas, the success of the Company's exploration and development program, and the Company's ability to control operating and overhead costs.

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash flows used in investing activities increased due to the purchase of Quarry and due to a higher level of capital expenditures in 2003. Expenditures were as follows:

                                               YEAR ENDED DECEMBER 31
                                         ---------------------------------
                                            2003                   2002
                                         ----------             ----------
Property and equipment                   $3,764,501             $1,394,521
Contributions to restricted cash             53,991                 54,893
Acquisitions                              7,303,773              2,051,645
                                        -----------             ----------
                                        $11,122,265             $3,501,059
                                        ===========             ==========

During 2003, we drilled 7 gross wells (6.4 net wells), including 6 gross wells (6 net wells) drilled by Quarry after July 28, 2003, and incurred $ 3,764,501 on exploration and development work. The $7,303,773 for acquisition expenditures consists of $6,947,988 related to the acquisition of Quarry and $355,785 in the respect of the balance of the purchase price for the Westerra acquisition.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Cash flows from financing activities were derived from the following sources:

                                                 YEAR ENDED DECEMBER 31
                                                 2003            2002
Proceeds from sale of common stock            $ 6,929,062     $1,750,000
Proceeds from sale of preferred stock                   -      1,025,000
Proceeds from issue of long-term debt           4,500,000      1,883,871
Repayment of long-term debt                      (189,950)             -
Proceeds from demand bank loan                    556,816              -
                                              ============    ==========
Total                                         $11,795,928     $4,658,871
                                              ============    ==========

During 2003, we issued 3,934,100 common shares for proceeds of $6,929,062. In addition, we received proceeds of $4,500,000 from the issue of long-term debt.

Other sources of financing were $556,816 drawn down under our bank loan, offset by $189,950 repayment against the debenture payable.

LONG-TERM DEBT

Our long-term debt consists of a $3,240,000 six-year Subordinated Promissory Note Payable (the "Subordinated Note") and a six-year note payable in the principal amount of Canadian $1,000,000 equivalent to US$771,300 at the year-end currency exchange rate (2002 - $633,871 at the year-end currency exchange rate).

On March 15, 2003 we entered into the Subordinated Note with a foreign entity with a principal balance of $4,500,000. This Subordinated Note accrues interest at Citibank's prime rate (4.25% per annum at December 31, 2003) plus 3.5% per annum. No interest was due until March 14, 2004, at which time all accrued and outstanding interest became due and payable. Thereafter, quarterly payments of principal and interest are due each June 15, September 15, December 15 and March
15. This note is subordinated to all present and future bank debt of the Company and its subsidiaries. On December 5, 2003, the Company and the foreign entity agreed to a pay-down by the Company of $1,260,000 of the principal amount of the Subordinated Note. The foreign entity agreed to apply the pay-down amount to the purchase of 350,000 units of the Company's December 5, 2003 equity financing. As a result of the pay-down, the Subordinated Note was cancelled and a new Subordinated Promissory Note Payable in the amount of $3,240,000 was issued on December 5, 2003 under the same terms and conditions as the Subordinated Note.

On December 28, 2002 the Company obtained a six-year note payable in the principal amount of Canadian $1,000,000 equivalent to US$771,300 at the year-end currency exchange rate (2002 - $633,871 at the year-end currency exchange rate). This note payable accrues interest at the Canadian bank prime rate (which was 4.5% per annum at December 31, 2003) plus 3.5% per annum. Quarterly payments of principal and interest are due on the note payable on March 28, June 28, September 28, December 28 for five years until maturity on December 28, 2008. This note is subordinated to all present and future bank debt of the Company and its subsidiaries.

The aggregate maturities of long-term debt at December 31, 2003 are as follows:

                                         2004                    $   640,260
                                         2005                        802,260
                                         2006                        802,260
                                         2007                        802,260
                                         2008                        802,260
                                         2009                        162,000
                                                                 -----------
                                                                 $ 4,011,300

SHORT-TERM DEBT

At December 31, 2003, we had available, through Quarry, a $6.3 million revolving, operating demand loan facility with a Canadian chartered bank. The loan bears interest at the bank's prime rate plus 1% interest. We also had available through Quarry, a $1.9 million non-revolving acquisition and development demand loan facility at the same bank with interest payable at the bank's prime rate plus 1.25%. The facilities are secured by a $15.4 million debenture over all the assets of Quarry.

Effective March 1, 2004 the available facilities were changed to $6.4 million to cover both the operating loan facility and the acquisition/development loan facility for the period March to April 2004. The bank will review Quarry's credit facilities on May 1, 2004.

As at December 31, 2003 Quarry had drawn down $6,016,140 against the bank's credit facilities.

Under the credit facility agreement with the bank, Quarry is subject to certain covenants. As at December 31, 2003, Quarry was not in compliance with a certain covenant requiring the Company to maintain a working capital ratio of not less that 1:0 to 1:0. The entire amount has been classified as a current liability. The bank has not demanded payment on the note as a result of this covenant violation and has provided a waiver for the working capital covenant as at December 31, 2003.

The demand bank loan has a number of negative and affirmative covenants that require Quarry to conduct its business and operate its petroleum and natural gas reserves in accordance with good practices consistent with accepted industry standards and in compliance with all applicable corporate laws and environmental regulations. The covenants also require Quarry to maintain adequate books and records, carry an appropriate level of insurance and remit all taxes, assessments, crown royalties and similar government/regulatory charges on a timely basis.

In addition to certain reporting and other requirements, Quarry's loan is also subject to banking covenants that require it to maintain certain levels of working capital as well as banking covenants that restrict the distribution of retained earnings and capital without the prior consent of the financial institution.

As a result of the above, there exist loan provisions that restrict the transfer of funds from Quarry to the Company. The total amount of such restricted net assets included in the consolidation at December 31, 2003 approximates $2,521,500.

Quarry has issued a debenture payable for Canadian $1,250,000 (equivalent to US$964,125 at the year-end currency exchange rate) to a company controlled by a former officer of Quarry which grants to the holder a security position over all the assets of the Quarry (subordinated to the bank's security position), matures on November 1, 2004 and bears interest at the rate of 9% per annum, payable monthly. The holder has the right to convert the debenture into common shares of Quarry at any time after July 22, 2004 and prior to maturity at a price equal to the lesser of Canadian $1.33 per share or the 10 day weighted average trading price of Quarry's common shares, not to be lower than Canadian $0.75 per share.

ACCOUNTS PAYABLE

Accounts payable and accrued expenses of $4,474,963 as of December 31, 2003, consists of trade payables and accrued liabilities. We pay our suppliers within normal credit terms for the oil and gas industry. We anticipate that trade payables will be settled out of cash flows from operations, cash on hand of $3,569,889 and collection of accounts receivable of $2,547,460.

COMMITMENTS AND CONTINGENCIES

We have no commitments for capital expenditures other than those set out below and those for exploration, drilling and completion and equipping expenditures to be incurred in the normal course of business. We anticipate that these expenditures will be funded out of existing capital resources.

LEASE COMMITMENT

We have operating leases for our corporate headquarters. The leases expire on December 31, 2005 and January 31, 2007 and annual payments due under the leases are as follows:

                                              2004           $ 116,296
                                              2005             122,927
                                              2006              79,580
                                              2007               6,632

PRODUCTION BONUS POOL COMMITMENT

We maintain a production bonus pool that is a cash pool to be funded by us based on the sustained barrel of oil per day or its natural gas equivalent production of all oil and gas properties in which we or our subsidiaries have a working interest. Initial funding of the pool will commence if we reach 2,000 barrels of oil or its natural gas equivalent production per day for a period of 120 consecutive days. Additional funding is required upon our reaching additional production milestones. Maximum funding in the aggregate amount of CDN$1,075,000, payable in stock or cash, is required if we reach sustained production for 120 consecutive days of 5,000 barrels of oil or its natural gas equivalent per day. Allocations from the production bonus pool are subject to the discretion of our board of directors which shall also determine the other employees of ours, including employees of our subsidiaries, eligible for participation in the pool.

LOCH CLAIM CONTINGENCY

On June 2, 2003 Thomas John Loch, the prior President and CEO of Quarry filed a Statement of Claim for damages in the Court of the Queen's Bench of Alberta against Quarry claiming CDN $240,000 in respect of termination and severance pay. Quarry is contesting this claim and filed a Statement of Defense on July 2, 2003.

ASSET RETIREMENT OBLIGATIONS

As at December 31, 2003 the Company recorded an asset retirement obligation of $866,780 ($42,913 December 31, 2002) based on the estimated cash flows required to settle any abandonment and site restoration obligations relating to the Company's oil and natural gas properties at the end of their useful lives. Payments to settle the obligations will occur on an ongoing basis over the lives of the related assets estimated to be for a period of up to 17 years.

BUSINESS RISKS

OPERATING RISKS AND INSURANCE COVERAGE

 Our business involves a variety of operating risks, including but not limited to:

            o     Blowouts, cratering and explosions;
            o     Mechanical problems;
            o     Uncontrolled flows of oil, natural gas or well fluids;
            o     Fires;
            o     Formations with abnormal pressures;
            o     Pollution and other environmental risks; and
            o     Natural disasters

The operation of our natural gas gathering and pipeline systems also involves various risks of explosions and environmental hazards caused by pipeline leaks and ruptures. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

COMMODITY PRICING AND RISK MANAGEMENT ACTIVITIES

Our revenues operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In particular, substantially lower prices would significantly reduce revenue and could potentially impact the outcome of our annual impairment test under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The majority of our production is sold at market responsive prices. Generally, if the commodity indexes fall, the prices that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. However, management may mitigate this price risk with the use of financial instruments.

OUTLOOK AND PROSPECTIVE CAPITAL REQUIREMENTS

Assure will continue to focus on the exploration for and development of high quality natural gas and oil resources in the Western Canadian Sedimentary Basin. Assures projects in the area of British Columbia, Alberta and Saskatchewan require additional time and significant capital resources to achieve full reserve recognition but provide an excellent base for sustainable growth.

Assure believes it has the ability to provide for its operational needs and its 2004 capital program through its operating cash flow, cash on hand, and its ability to raise capital. Assure's operating cash flow would be adversely affected by declines in oil and natural gas prices, all of which can be volatile. Should projected operating cash flow decline, Assure may reduce its capital expenditures program and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization for its capital expenditure program.

If Assure seeks to raise equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of Assure's common stock. If the price of Assure's common stock declines, Assure's ability to utilize its stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities would further dilute Assure's existing stockholders, which dilution could be substantial if the price of Assure common stock decreases. Any securities Assure issues may have rights, preferences and privileges that are senior to Assure's existing equity securities. Borrowing money may also involve pledging some or all of Assure's assets. No assurance can be given that Assure will be able to obtain additional financing on favorable terms, if at all, to meet its capital expenditures program or acquisition and development opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. The company analyses its estimates, including those related to oil and gas properties, investments, income taxes and contingencies and liabilities. The Company bases its estimates upon historical experience and various other assumptions that are believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

PROPERTY AND EQUIPMENT

Oil and gas properties are accounted for using the full cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs and asset retirement obligations, are capitalized on a country by country cost center basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, related plant and production equipment costs, site restoration and abandonment costs and overhead charges directly related to acquisition, exploration and development activities.

Capitalized costs, excluding costs related to unproved properties, are depleted and depreciated using the unit of production method based on estimated recoverable proven oil and gas reserves as determined by independent petroleum engineers. Petroleum and natural gas reserves and production are converted to equivalent units of crude oil using a ratio of six thousand cubic feet of natural gas to one barrel of oil.

As at December 31, 2003, approximately $50,000 (2002 - $Nil) of administration expenses related to exploration and development activities had been capitalized.

Costs of acquiring and evaluating unproved properties, including any related capitalized interest expense, are initially excluded from depletion calculations. These unevaluated properties are assessed annually to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of impairment is included in the depletion calculation.

Proceeds from the sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would result in a greater than 20% change in the depletion and depreciation rate.

In applying the full cost method, the Company performs a ceiling test on properties which restricts the capitalized costs, less accumulated depletion and related deferred income taxes, from exceeding an amount equal to the present value of estimated future net revenues using period-end prices, after giving effect to cash flow hedge positions from estimated future production of proved oil and natural gas reserves (as determined by independent petroleum engineers), less estimated future expenditures to be incurred in developing and producing the proved reserves; plus the cost of unproved properties not being depleted; plus the lower of cost or fair market value of unproved properties included in the costs being depleted; less the income tax effects related to differences between the book and tax basis of the unproved properties. The Company includes asset retirement costs in the capitalized costs subject to the ceiling test and excludes the cash outflows needed to settle the recorded asset retirement obligations from the calculation of estimated future net revenues. Estimated future net revenues are based upon sales prices achievable under existing contracts and posted average reference prices in effect at year end and estimated future costs are based on current costs, and are computed using a discount factor of ten percent and assuming continuation of existing economic conditions. If unamortized costs capitalized, less related deferred taxes, exceed the cost center ceiling, the excess is charged to expense during the period in which the excess occurs. Amounts written off are not reinstated for any subsequent increase in the cost center ceiling.

FULL COST CEILING WRITE DOWN

During 2003, the Company's management, through its standard property assessment and ceiling test procedures, determined that the net book value of its oil and gas properties exceeded the ceiling test limitation by $7.3 million and, accordingly, determined that such properties were impaired. Consequently, these excess costs were expensed as additional depletion and depreciation in the Company's results of operations for the year ended December 31, 2003.

Furniture and fixtures are depreciated over the estimated useful lives of the assets, generally five years. Maintenance and repairs are expensed as incurred while major renewals and improvements are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no long-lived impaired assets at December 31, 2003.

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

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The Company, through its subsidiary Quarry, owns 49% of the common shares of Keantha Holdings Inc. ("Keantha"), a company incorporated in Canada. The Company accounts for it's investment in Keantha using the equity method of accounting, whereby the investment was initially recorded at cost and adjusted to recognize after-tax income or losses and reduced by dividends received. The investment is carried at the lower of cost or market value.

STOCK BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value method of accounting for stock based compensation following the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. Under this method, the fair value of stock options granted to employees is recorded as a compensation expense over the period of vesting of the stock options. The Company has used a prospective approach in adopting SFAS 123 whereby the fair value method is used for stock options granted in 2003 and thereafter. No adjustment was made to prior year retained earnings. For 2002, the Company accounted for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation" and the Company elected to use the intrinsic method to account for stock based compensation relating to employees. When the exercise price of employee stock options equaled or exceeded the market price of the underlying stock as of the grant date, no compensation expense was recorded. The Company provided the pro forma effects of employee stock based compensation using the fair value method. With respect to stock based compensation granted to non-employees, the Company recorded an expense equal to the fair value of the option on the measurement date, which is either the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

COMMODITY CONTRACTS

Derivative financial instruments, utilized to manage or reduce commodity price risk related to the Company's production, are accounted for under the provisions of FAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", and related interpretations. Under this statement, all derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in the statement of operations. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The Company may use derivative instruments to mange exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to achieve a consistent level of cash flow to support its capital budgeting and expenditure plans and to maximize internal rates of return for capital projects including property acquisition investments. There were no open commodity contracts at December 31, 2003.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of the Company's subsidiaries is Canadian dollars. The assets and liabilities of these subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded in the statement of comprehensive loss while foreign currency transaction gains and losses are included in operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. Among other requirements, the new standard requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. A reporting issue has arisen regarding the application of certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company believes amounts required to be reclassified out of oil and gas properties, net of accumulated depreciation and amortization and into a separate intangible assets line item would not be material. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair market value. Upon initial recognition of an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 in 2003. The cumulative effect of the transition adjustment resulting from the adoption of the statement was immaterial and, accordingly, has been reported in current operations for the year ended December 31, 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for the initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN45 did not have an impact on our consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS 123 in 2003 on a prospective basis whereby compensation expense was recorded in 2003 for all options granted during 2003 and thereafter. The adoption of SFAS 123 did not have a material impact on our operations.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51" (FIN 46 or Interpretation). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities ("VIEs"). The primary objective of the Interpretation is to provide guidance on the identification of and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interest in making this determination. At December 31, 2003 we did not have any entities that would qualify for consolidation in accordance with the provisions of FIN 46. Therefore, the adoption of FIN46 did not have an impact on our consolidated financial statements.

In April 2003 the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS 149 did not have an impact on our consolidated financial statements.

In May 2003 the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was developed in response to concerns expressed by preparers, auditors, regulators, investors, and other users of financial statements about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The adoption of SFAS 150 did not have an impact on our consolidated financial statements.

In accordance with SFAS 150, companies with consolidated entities that will terminate by a specified date, such as limited life partnerships, will have to measure the liabilities for the other owners' interests in those limited-life entities based on the fair values of the limited-life entities' assets. Period-to period changes in the liabilities are to be reported in consolidated income statement as interest costs. As a result of SFAS 150, liability amounts and related interest costs may be significantly greater than the minority interests previously recognized. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an impact on our consolidated financial statements.

                          ITEM 7. FINANCIAL STATEMENTS

The  financial   information   required  by  this  item  is  included  beginning
immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

Rogoff & Company, P.C. was our independent certifying accountant for the fiscal years ended December 31, 2002 and December 31, 2001. On January 8, 2004, they were dismissed by us and we subsequently engaged BDO Dunwoody LLP, 1900-801 6th Avenue SW, Calgary, Alberta T2P 3W2, as our certifying accountant for the fiscal year ended December 31, 2003. The dismissal of Rogoff & Company, P.C. and appointment of BDO Dunwoody LLP was approved by our board of directors.

The reports of Rogoff & Company, P.C. on our financial statements for the year ended December 31, 2002 and December 31, 2001 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with the audits of the fiscal years ended December 31, 2002 and December 31, 2001 and during the subsequent interim period through January 8, 2004 there were no disagreements between us and Rogoff & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Rogoff & Company, P.C. to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audits of the fiscal years ended December 31, 2002 and December 31, 2001 and during the subsequent interim period through January 8, 2004, Rogoff & Company, P.C. did not advise us that:

      o internal controls necessary for us to develop reliable financial statements did not exist;

      o information had come to their attention that led them to no longer be able to rely on our management's representations or made them unwilling to be associated with the financial statements prepared by our management;

      o there was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report;

      o information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

                        ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the fourth quarter of 2003. Based on this evaluation, our principal executive and financial officer concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. There have been no significant changes in our internal controls or, to our knowledge, in other factors during or subsequent to the end of the fourth quarter of 2003 that could significantly affect our internal controls.

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

The following table sets forth certain information, as of March 22, 2004, with respect to our directors and executive officers.

                                                                         Date of Election
Name                             Positions Held                   Age    or Appointment as Director
----             --------------------------------------------     ----   --------------------------
Harvey Lalach    President, Chief Executive Officer, Director      38    September 12, 2002
James Golla      Director                                          71    April 23, 2002
Lisa Komoroczy   Director                                          39    September 4, 2003
Martin Eden      Secretary, Treasurer, Chief Financial Officer     56    January 26, 2004


The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Harvey Lalach has served as a director for us since September 12, 2002, as a vice president from September 19, 2002 through December 6, 2002, as our president and chief executive officer since December 6, 2002 and as our chief financial officer from December 13, 2002 until January 26, 2004. He has served as the president and chief executive of Quarry Oil & Gas Ltd. since July 28, 2003. He also serves as president, chief executive and financial officer and as a director for each of Assure O&G, Westerra and Assure Holdings Inc. From July 22, 2003 to the present he has served as a director for Keantha Holdings Inc., a private company that is 49% owned by Quarry Oil & Gas Ltd. Mr. Lalach was employed in the investment industry from 1987 to 1997 where he served as a securities trader, a floor trader and ultimately a branch manager for Green Line Investor Services, Inc. Mr. Lalach was the manager of administration and corporate relations for Goldtex Resources Ltd., a public mining company listed on TSX Venture Exchange Inc., from July 1997 to November 1998. He was the founder, president and director of Global Net Care, Inc. an Internet company whose shares are publicly traded on the OTC Bulletin Board, from November 1998 to March 2001. From September 2001 to July 2002, Mr. Lalach was the vice-president and director of Aubryn International Corp., a company that was mining for spring water in Southern California whose shares are publicly on the OTC Bulletin Board.

James Golla has served as a director of ours since April 23, 2002. He served as our interim president and chief executive officer from August 1, 2002 until September 12, 2002. He served as our secretary and treasurer from August 1, 2002 until January 26, 2004. Mr. Golla was a sports and business journalist with the Globe and Mail, Canada's national newspaper, from 1954 until his retirement in November 1996. Mr. Golla is also currently a director of Altair Nanotechnologies Inc. and has been since May 1994, a company that is developing nanomaterial products and is listed on the NASDAQ small-cap market. Mr. Golla is a director of several other public companies including Apogee Minerals Ltd. (since February
1998), a public oil and gas exploration company listed on the TSX Venture Exchange, Inc., European Gold, a public gold exploration company listed on the TSX Venture Exchange, Inc., Radiant Energy Corp., a high tech company manufacturing products for the airline industry listed on the TSX Venture Exchange, Inc.

Lisa Komoroczy has served as a director of ours since September 4, 2003. She has served in various financial consulting, accounting and administrative capacities during the past ten years. For the past three years she has worked as an independent consultant. Within this period, she has provided consulting services to Path 1 Network Technologies Inc., a US public company, and to several private companies. From December 1998 until July 2000 she served as Director of Finance and Administration for The Box Lot Company. Other jobs have involved her serving as vice president-finance for a merchant banking firm and as an accountant for KPMG Peat Marwick. She received a B.A. Degree from California State University of Fullerton after majoring in finance and accounting.

Martin Eden has served as our secretary, treasurer and chief financial officer since January 26, 2004. Mr. Eden is a chartered accountant with over 20 years experience in the petroleum industry in Canada and other countries. He has held senior finance and accounting positions in large multinational petroleum companies and in junior oil and gas companies. He served as Vice-President, Finance and Chief Financial Officer of Geodyne Energy, Inc., an Exchange listed company, with interests in Western Canada and South America from July 1, 2001 until December 31, 2002. Mr. Eden has an MBA and an undergraduate degree in economics.

BOARD OF DIRECTORS

Our directors presently receive no cash remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. We may also grant stock options to our directors. In September 2003 we issued 30,000 stock options to Lisa Komoroczy. Our Board of Directors may designate from among its members an executive committee, an audit committee and one or more other committees. No such committees have been appointed to date.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2003 to
(i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2003 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2003 that received annual compensation during the fiscal year ended December 31, 2003 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation                         Long-Term Compensation
                     Fiscal
                     Year                                              Restricted          All Other
Name and             Ended                             Other        Options/   Stock    LTIP      Compen
Principal Position   December 31  Salary    Bonus   Compensation    SARs       Awards   Payouts   sation
------------------   ----------- -------    ------  ------------    --------   ------   -------   ------
Harvey Lalach         2003       $69,300      0      $2,698(1)          0        0         0         0
President and CEO     2002       $10,384      0           0       100,000(2)     0         0         0
                      2001             0      0           0             0        0         0         0


(1)   Consists of accrued vacation pay.
(2) Consists of 100,000 stock options issued to Mr. Lalach on October 1, 2002 with an exercise price of $2.75 per share.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

We granted no stock options or SARS to the named executive during the year ended December 31, 2003.

STOCK OPTION PLANS

We have not adopted any stock option plans since our inception.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION/SAR VALUES

                                                     Number of Securities Underlying  Value of Unexercised In-the-Money
                    Shares Acquired    Value         Unexercised Options/SARs         Options/SARs
                    On Exercise        Realized      at Fiscal Year End (#)           at Fiscal Year End ($)
Name                (#)                ($)           Exercisable/Unexcercisable       Exercisable/Unexcercisable
                    ---------------    ------------- --------------------------       --------------------------
Harvey Lalach       N/A                N/A           100,000
                                                     50,000 Exercisable               $93,000 Exercisable
                                                     50,000 Unexercisable             $93,000 Unexercisable

LONG TERM INCENTIVE PLAN AWARDS

We made no long-term incentive plan awards to the named executive officer or any other persons since our inception other than listed below.

Production Bonus Pool

We maintain a production bonus pool that is a cash pool to be funded by us based on the sustained barrel of oil per day or its natural gas equivalent production of all oil and gas properties in which we or our subsidiaries have a working interest. Initial funding of the pool will commence if we reach 2,000 barrels of oil or its natural gas equivalent production per day for a period of 120 consecutive days. Additional funding is required upon our reaching additional production milestones. Maximum funding in the aggregate amount of CDN$1,075,000, payable in stock or cash is required if we reach sustained production for 120 consecutive days of 5,000 barrels of oil or its natural gas equivalent per day. Allocations from the production bonus pool are subject to the discretion of our board of directors which shall also determine the other employees of ours, including employees of our subsidiaries, eligible for participation in the pool. Effective March 3, 2004, we granted Harvey Lalach eligibility to participate in our production bonus pool.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT,
AND CHANGE-IN-CONTROL ARRANGEMENTS

Effective September 30, 2002 we entered into a nine-month employment agreement with Harvey Lalach to serve as our Vice-President-Corporate Affairs. The agreement was automatically renewable for successive six-month terms unless either party delivered written notice of termination to the other at least 15 days prior to the end of the then existing term. Upon the December 6, 2002 resignation of Suzanne West, Mr. Lalach succeeded to the positions of president and chief executive officer and the agreement was deemed terminated except with respect to the options granted to Mr. Lalach thereunder. The agreement provided for a base salary of CDN $3,000 per month and the grant of 100,000 3-year non-statutory stock options with an exercise price of $2.75 per share. The options contain anti-dilution provisions. 50,000 of the options vested on March 31, 2003. The remaining 50,000 options vest on March 31, 2004. In recognition of his added duties, commencing December 6, 2002 we were paying Mr. Lalach a salary of CDN$7,500 per month (approximately US$5,000) under a verbal month to month arrangement. Effective September 2, 2003 we entered into a 2 year written employment agreement with Mr. Lalach. There under, we are paying Mr. Lalach a base annual salary of CDN$90,000.

COMPENSATION OF DIRECTORS

We do not presently provide cash compensation to our directors for serving as directors. We have, in one instance however, provided a director with stock options in consideration for her serving as such. Two of our three present directors are also employees, however, and receive compensation from us in their employment capacities.

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal year ended December 31, 2003 we did not adjust or amend the exercise price of any stock options or SARs.

CODE OF ETHICS

We have yet to adopt a code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as we have not reached final agreement respecting the terms of the written standards that will constitute the code. We expect to adopt a code of ethics during the second quarter of 2004.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 24, 2004 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock , (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.



Name and Address                                    Amount and Nature            Percentage
of Beneficial Owner              Title of Class     of Beneficial Ownership      of Class
--------------------------------------------------------------------------------------------
Hans Schopper
P.O. Box CB 11742
Chelsea Place                                         1,200,000 shares,
Nassau Bahamas                   Common Stock             Direct (1)             5.92%
--------------------------------------------------------------------------------------------
Bamby Investments S.A. (2)
Plaza 2000 Bldg.
50th Street, 16th Floor
Panama 5                                              1,500,000 shares,
Republic of Panama               Common Stock             Direct (3)             7.34%
--------------------------------------------------------------------------------------------
Harvey Lalach
521 3rd Avenue SW, #1250                               130,000 shares,
Calgary, Alberta T2P 3T3         Common Stock             Direct (5)              .66%
--------------------------------------------------------------------------------------------
James Golla
829 Terlin Blvd.                                        20,000 shares,
Mississauga, Ontario L5H 1T1     Common Stock             Direct (6)              .10%
--------------------------------------------------------------------------------------------
Lisa Komoroczy
P.O. Box 1652                                           66,000 shares,
Rancho Santa Fe, CA 92067        Common Stock             Direct (7)              .33%
--------------------------------------------------------------------------------------------
Martin Eden
521 3rd Avenue SW
Suite 1250                                              25,000 shares
Calgary, Alberta T2P 3TR         Common Stock             Direct (8)              .13%
--------------------------------------------------------------------------------------------
All officers and directors as a                        241,000 shares,
group (4 persons)                Common Stock             Direct (9)             1.23%
--------------------------------------------------------------------------------------------


(1)   Includes 600,000 presently exercisable warrants.
(2)   The beneficial owner of Bamby Investments, S.A. is Camille Escher.
(3)   Includes 750,000 presently exercisable warrants.
(4)   Includes 372,000 presently exercisable warrants.
(5)   Includes 100,000 presently exercisable stock options.
(6)   Includes 20,000 presently exercisable stock options.
(7)   Includes 30,000 presently exercisable stock options.
(8)   Including 25,000 presently exercisable stock options.
(9)   Includes 175,000 presently exercisable stock options.

CHANGES IN CONTROL

      Not Applicable.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2001 we issued 10,000 shares of common stock, at par value $.001, to our then newly appointed director Ron Beit-Halachmy.

On August 27, 2002 we entered into a Stock Exchange Agreement with Inventoy.com International Inc., Kaplan Design Group, Douglas Kaplan, Ed Kaplan and Ron Beit-Halachmy whereby we transferred ownership of our then inactive subsidiary, Inventoy.com International Inc., to Kaplan Design Group, and Messrs. Beit-Halachmy, Kaplan and Kaplan in exchange for an aggregate of 14,440,000 shares of our common stock. For a more detailed discussion of this transaction see "Business of Assure ".

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

Effective September 30, 2002 we entered into a nine month employment agreement with Harvey Lalach. Subsequent thereto Mr. Lalach was employed under a verbal month to month arrangement. Effective September 2, 2003 we entered into a two year employment agreement with Mr. Lalach. See "Executive Compensation - Employment Contracts, Termination of Employment, and Change in Control Arrangements."

Effective August 28, 2003 we entered into a six month  consulting  contract with
C. McNeil and Associates Inc., under which C. McNeil and Associates Inc. receives a monthly consulting fee of CDN $5,000 for geophysical services. Subsequently, on October 23, 2003 Colin McNeil became a director of Quarry. As of March 1, 2004 C. McNeil and Associates agreed to provide further services on an as needed basis for CDN $80 an hour. Effective August 28, 2003 we issued 50,000 non-statutory stock options to C. McNeil and Associates Inc. each exercisable, upon vesting, to purchase one share of our common stock at a price of $3.00 per share during the five year period commencing on the date of vesting. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective September 15, 2003, Assure O&G entered into a Management Services Agreement with Quarry for supplying Quarry with the services of certain employees that have management or operational expertise including, but not limited to, the services of Messrs. Chorney, Bogle and Emerson. In consideration thereof, Quarry is paying a monthly fee to Assure equal to a percentage of the costs incurred in providing such services and the extent of the services provided.

Effective September 4, 2003 we issued 30,000 non-statutory stock options to Lisa Komoroczy. The options have a term of three years that expires on September 3, 2006 and are exercisable for the purchase of shares of our common stock at an exercise price of $3.00 per share.

In October 2003 we issued 21,600 shares of our common stock to Lisa Komoroczy in connection with her exercise of a like number of Class A Warrants at an exercise price of $.333 per share.

In October 2003, we issued 20,000 shares of our common stock to Harvey Lalach in connection with his exercise of a like number of Class A Warrants at an exercise price of $.333 per share.

Effective December 1, 2003 we entered into an agreement, through Assure O&G, with Quarry pursuant to which we paid Quarry a CDN$450,000 prospect fee and drilled two wells at our sole expense, on certain farmout lands of Quarry located in northeast British Columbia. We have earned a 100% working interest in the two wells before payout and a 50% working interest thereafter. Additionally, we have earned 50% of Quarry's pre-farmout interest in the balance of the farmout land.

Effective March 4, 2004 we issued 75,000 non-statutory options to Martin Eden, our secretary, treasurer and chief financial officer. Each option is exercisable, upon vesting, to purchase one share of our common stock during the five year period commencing on the date of vesting at a price of $4.20 per share. The first 25,000 options vest on the earlier of March 31, 2004, or the date on which Assure and its partially owned subsidiary, Quarry Oil & Gas Ltd., achieve, on a combined basis, 2,500 Bbl/d or its natural gas equivalent ("boe/d") (the "Initial Vesting Period"). The second 25,000 options vest on the earlier of September 30, 2004 or the date on which Assure and its partially owned subsidiary, Quarry Oil & Gas, Ltd. achieve, on a combined basis 3,000 boe/d. The remaining 25,000 options vest on the earlier of March 31, 2005 or the date on which Assure and its partially owned subsidiary, Quarry Oil & Gas, Ltd., achieve, on a combined basis, 3,000 boe/d. The options are further subject to any applicable regulatory requirements.

Effective March 3, 2004 we committed to enter into a 1 year written employment agreement with Martin Eden pursuant to which we will pay Mr. Eden a salary of CDN$100,000 per year and grant him eligibility to participate in our production bonus pool.

Effective March 3, 2004, we granted Harvey Lalach eligibility to participate in our production bonus pool.


                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K



Financial Statements                                                                           Page
--------------------                                                                           ----
         Independent Auditors' Report - BDO Dunwoody LLP......................................  F-1

         Independent Auditors' Report - Rogoff & Company, P.C.................................  F-2

         Consolidated Balance Sheets as at December 31, 2003
         and 2002.............................................................................  F-3

         Consolidated Statements of Operations for the years ended
         December 31, 2003 and 2002     ......................................................  F-4

         Consolidated Statement of Cash flows for the years ended  December 31, 2003 and 2002.............................................................................  F-5


         Consolidated Statements of Comprehensive Loss for the years ended
         December 31, 2003 and 2002...........................................................  F-6

         Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 and 2002.....................................................  F-7

         Notes to Consolidated Financial Statements...........................................  F-8

         Supplemental Oil & Gas Information (unaudited)....................................... F-32

         Quarterly Financial Information (unaudited).......................................... F-37

FINANCIAL STATEMENT SCHEDULES

Schedule 1 - "Unaudited condensed financial statements" have been prepared excluding Quarry from the consolidation but have reported Quarry on an equity basis.

REPORTS ON FORM 8-K

On October 10, 2003 we filed a Form 8K/A dated July 28, 2003. Item 7(b) thereof contained pro forma financial information related to our purchase of 6,750,000 common shares of Quarry Oil & Gas Ltd. which when coupled with the 169,900 Quarry common shares previously owned by us gave us an aggregate ownership interest in approximately 48.5% of Quarry's outstanding common shares. No other reports on Form 8-K were filed during the quarter ended December 31, 2003.

EXHIBITS

The following exhibits are included as part of this report:


Exhibits

 Exhibit   SEC Report
   No.     Reference
            Number                                Description
-------    --------- ------------------------------------------------------------------------

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

   2.5       2.1     Share  Purchase  Agreement  dated  March  6,  2003 by and  among  Assure
                     Energy,   Inc.,   and  Al  J.   Kroontje,   Trevor  G.  Penford,   Karen
                     Brawley-Hogg,  Donald J. Brown, Troon Investments,  Ltd., and Quarry Oil
                     & Gas, Ltd. (9)



   2.6       2.2     Amending  Agreement dated March 26, 2003 to March 6, 2003 Share Purchase
                     Agreement. (9)

   2.7       2.3     Amending  Agreement  No. 2 dated  April 11,  2003 to March 6, 2003 Share
                     Purchase Agreement. (9)

   2.8       2.1     Agreement  and Plan of Merger  dated as of  September  9,  2003  between
                     Assure Energy,  Inc., a Delaware  corporation and Assure Energy, Inc., a
                     Nevada corporation. (10)

   2.9       2.2     Certificate  of Merger as filed  with the  Delaware  Secretary  of State effective September 11, 2003. (10)

   2.10      2.3     Articles  of  Merger  as filed  with the  Nevada  Secretary  of State on
                     September 11, 2003. (10)

   3.1       3.1     Certificate of Incorporation of Registrant as filed August 11, 1999.(5)

   3.2       3.1     Certificate of Amendment to Certificate of  Incorporation  of Registrant
                     filed February 15, 2002.(6)

   3.3       3.1     Certificate of Amendment to Certificate of  Incorporation  of Registrant
                     filed May 1, 2002.(2)

   3.4       3.2     By-Laws of Assure Energy, Inc., a Delaware corporation.(5)

   3.5       3.1     Articles of Incorporation of Assure Energy,  Inc., a Nevada  corporation as filed with the Nevada Secretary of State on September 3, 2003. (10)

   3.6       3.2     By-Laws of Assure Energy, Inc., a Nevada corporation. (10)

   4.1       4.1     Registration  Rights Agreement dated as of April 23, 2002 by and between
                     Registrant and the shareholders of Assure Oil & Gas Corp.(1)

   4.3       4.3     Certificate  of   Designation,   Preferences  and  Rights  of  Series  A
                     Preferred Stock of Registrant as filed on June 7, 2002(8)

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

   10.3      10.1    Employment  Agreement dated as of September 12, 2002 between  Registrant and Suzanne West.(7)


   10.4      10.4    Convertible  Preferred  Stock  Purchase  Agreement  dated  as of June 1,
                     2002(8)

   10.5      10.5    Employment  Agreement dated as of September 17, 2002 between  Registrant and Harvey Lalach(8)

   10.6      10.6    Stock Option Agreement made as of September 17, 2002 between  Registrant and Harvey Lalach(8)

   10.7      10.7    Stock Option  Agreement  made as of October 1, 2002  between  Registrant and James Golla(8)

   10.8      10.8    Stock Option  Agreement  made as of October 1, 2002  between  Registrant and Primoris Group Inc. (8)

   10.9      10.9    Subordinated Promissory Note dated December 28, 2002(8)

   10.10     10.10   Subordinated Promissory Note with Warrant dated March 15, 2003(8)

   10.11     10.11   Management and Operational  Services Agreement dated as of September 15,
                     2003 between Assure Oil & Gas Corp. and Quarry Oil & Gas Ltd. (12)

   10.12     10.12   Employment  Agreement  dated as of August  29,  2003  among  Registrant,
                     Assure Oil & Gas Corp. and Colin Emerson(12)

   10.13     10.13   Employment  Agreement  dated as of August  29,  2003  among  Registrant,
                     Assure Oil & Gas Corp. and Tim Chorney(12)

   10.14     10.14   Employment  Agreement  dated as of August  29,  2003  among  Registrant,
                     Assure Oil & Gas Corp. and Cameron Bogle(12)

   10.15     10.15   Stock Option  Agreement made as of September 4, 2003 between  Registrant and Lisa Komoroczy(12)

   10.16             Investment  Agreement dated as of March 29, 2004 between  Registrant and
                     Dutchess Private Equities Fund, L.P.

   10.17             Registration  Rights Agreement dated as of March 29, 2004 by and between
                     Registrant and Dutchess Private Equities Fund, L.P.

   10.18             Placement  Agent  Agreement  dated as of  March  29,  2004 by and  among
                     Registrant,  US Euro  Securities,  Inc., and Dutchess  Private  Equities
                     Fund, L.P.

   21                List of Subsidiaries of Registrant



   31.1              Rule   13(a)-14(a)/15(d)-14(a)   Certification  of  Principal  Executive
                     Officer(6)

   31.2              Rule   13(a)-14(a)/15(d)-14(a)   Certification  of  Principal  Financial
                     Officer(6)

   32.1              Rule 1350 Certification of Chief Executive Officer(6)

   32.2              Rule 1350 Certification of Chief Financial Officer(6)
--------------------------------------------------------------------------------

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

(7) Filed with the Securities and Exchange Commission on November 19, 2002, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission on April 15, 2003, as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10KSB for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

(9) Filed with the Securities and Exchange Commission on August 11, 2003, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8K dated July 28, 2003, which exhibit is incorporated herein by reference.

(10) Filed with the Securities and Exchange Commission on September 25, 2003, as an exhibit, numbered as indicated above to the Registrant's Current Report on Form 8K dated September 11, 2003, which exhibit is incorporated herein by reference.

(11) Filed with the Securities and Exchange Commission on October 31, 2003, as an exhibit, numbered as indicated above, to Amendment No. 1 to Registrant's Registration Statement on Form S-4.

(12) Filed with the Securities and Exchange Commission on December 8, 2003, as an exhibit, numbered as indicated above, to Amendment No. 2 to Registrant's Registration Statement on Form S-4.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved BDO Dunwoody LLP, our current external auditors to perform any non-audit services.

Audit Fees.
Our principal accountants billed us for aggregate fees in the amount of approximately $63,850 and $45,000 for the fiscal years ended December 31, 2003 and 2002, respectively, including audit fees of approximately $62,100 and $45,000 respecively, consisting of fees for services related to the performance of the audits of approximately $36,500 and $18,000 respectively, fees for review of financial statements included in our quarterly reports on Form 10QSB of approximately $17,500 and $16,500, respectively, and fees for review of other regulatory filings of approximately $8,100 and $10,500 respectively.

Audit-Related Fees.

Our principal accountants billed us for aggregate audit related fees in the amount of $0 for the fiscal years ended December 31, 2003 and 2002.

Tax Fees.

Our principal accountants billed us for aggregate fees in the approximate amount of $1,750 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively, for tax compliance, tax advice, and tax preparation.

All Other Fees.

Our principal accountants billed us for aggregate fees in the amount of $0 for the fiscal years ended December 31, 2003 and 2002 for other fees.

Audit Committee's Pre-Approval Practice.

Insomuch as we do not presently have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                          Percentage of total fees paid to principal accountants
                          ------------------------------------------------------
                               Fiscal Year 2003            Fiscal Year 2002
                          -------------------------   --------------------------
Audit fees                          97.26%                     100%
Audit-related fees                      0%                       0%
Tax fees                             2.74%                       0%
All other fees                          0%                       0%

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                                ASSURE ENERGY INC.

Dated:  April 8, 2004                           By:   /s/ Harvy Lalach
                                                      --------------------------
                                                      Harvey Lalach
                                                      President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of April, 2004.



                           /s/ Harvey Lalach
                           ----------------------------------------------------
                           Harvey Lalach, President, Chief Executive Officer, Director

                           /s/ Martin Eden
                           ----------------------------------------------------
                           Martin Eden, Chief Financial and Accounting Officer, Secretary, Treasurer

                           /s/ James Golla
                           ----------------------------------------------------
                           James Golla, Director

                           /s/ Lisa Komoroczy
                           ----------------------------------------------------
                           Lisa Komoroczy, Director

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders' and the Board of Directors of Assure Energy, Inc.

We have audited the accompanying consolidated balance sheet of Assure Energy, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assure Energy, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, under New Accounting Pronouncements to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations and for employee stock compensation.

/s/ BDO Dunwoody LLP
Calgary, Alberta
March 5, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders' and the Board of Directors of Assure Energy, Inc.

We have audited the accompanying consolidated balance sheet of Assure Energy Inc. and Subsidiaries (the "Company") at December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assure Energy, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, certain equity accounts relating to the beneficial conversion feature of the Company's preferred stock have been restated at December 31, 2002. Preferred stock was overstated and additional paid in capital was understated at December 31, 2002. Accordingly, adjustments have been made at December 31, 2002, to reflect this restatement.

/s/ Rogoff & Company, PC

New York, New York
March 28, 2003, except for Notes 2 and 13(a), as to which the date is March 5, 2004

                                                               ASSURE ENERGY, INC.
                                                          CONSOLIDATED BALANCE SHEETS
                                                                  DECEMBER 31
                                                           2003             2002
                                                        -----------      -----------
ASSETS                                                                    (Restated -
                                                                          See Note 2)
Current Assets:

  Cash                                                  $ 3,569,889      $ 1,216,754
  Accounts receivable                                     2,547,460        1,199,077
  Prepaid expenses                                          425,214            8,893
                                                        -----------      -----------
Total current assets                                      6,542,563        2,424,724

Restricted cash (note 4)                                    123,085           54,893

Investment in unconsolidated subsidiary (note 5)            702,877                -
Oil and gas properties and other,
 net, using the full cost method of accounting,
 net of depletion and depreciation and
 including $1,151,851  and $11,000 of
 unproved  properties excluded from costs
 being depleted and depreciated (notes 6 and 7)          19,085,551        4,681,586
                                                        -----------      -----------

                                                        $26,454,076       $7,161,203
                                                        ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Demand bank loan (note 9)                               $ 6,016,140           $    -
Accounts payable and accrued expenses                     4,474,963        1,028,100
Debenture payable, net of
 debt discount $78,000 (note 10)                            886,125                -
Current portion of long-term debt (note 11)                 640,260                -
                                                        -----------      -----------
                                                         12,017,488        1,028,100

Deferred income tax payable (note 12)                     1,298,756           28,156
Long-term debt, net of
 debt discount $327,000 (note 11)                         3,044,040          633,871
Asset retirement obligation (note 8)                        866,780           42,913
                                                       ------------- ----------------
                                                         17,227,064        1,733,040

Minority interest in consolidated subsidiary              2,364,428                -
                                                        -----------      -----------

Total Liabilities                                        19,591,492        1,733,040
                                                        -----------      -----------
Commitments and contingencies (note 14)

Stockholders' Equity (note 13):
   Preferred stock; 4,977,250 shares authorized -
   Series A; stated value $100, 5% cumulative
    dividend; 17,500 shares,                              1,847,672          926,972

   issued and outstanding and Series B; stated
    value $100, 5% cumulative dividend, 5,250
    shares authorized, issued and outstanding
    Common stock; $0.001 par value; 100,000,000
    shares authorized; and 19,650,100 and
    15,366,000 shares issued
    and outstanding, respectively                            19,650           15,366

  Additional paid-in capital                             13,354,192        5,274,278
  Accumulated other comprehensive income                  1,817,779           72,699
  Accumulated deficit                                  (10,176,709)        (861,152)
                                                        -----------      -----------
Total stockholders' equity                                6,862,584        5,428,163
                                                        -----------      -----------

                                                        $26,454,076       $7,161,203
                                                        ===========      ===========

See accompanying Notes to Consolidated Financial Statements.


                                                             ASSURE ENERGY INC.
                                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                           YEARS ENDED DECEMBER 31
                                                            2003                2002
                                                        -----------      -----------
                                                                    (Restated - see
                                                                        Note 2)
NET OPERATING REVENUES:

Oil and gas production, net of royalties               $  4,973,092      $  962,203
                                                        -----------      -----------

COSTS AND EXPENSES:
Oil and gas operating expenses                            2,247,558         299,622
General and administrative                                1,935,737         677,932
Interest                                                    678,143          24,178
Accretion                                                    46,104               -
Depletion and depreciation                               10,434,034         724,247
                                                        -----------      -----------
                                                         15,341,576       1,725,979
                                                        -----------      -----------

LOSS BEFORE INCOME TAXES (BENEFIT)                      (10,368,484)       (763,776)

INCOME TAX EXPENSE (BENEFIT):
Current                                                    (212,819)            230
Deferred                                                   (876,875)         28,156
                                                        -----------      -----------
                                                         (1,089,694)         28,386
                                                        -----------      -----------
LOSS BEFORE MINORITY INTEREST
 AND EQUITY IN UNCONSOLIDATED SUBSIDIARY                 (9,278,790)       (792,162)

Minority interest in consolidated subsidiary                 26,105               -

Equity income in unconsolidated subsidiary (note 5)          50,878               -
                                                        -----------      -----------

NET LOSS                                                 (9,201,807)       (792,162)

Less preferred dividends
 on Class A and B preferred shares                         (113,750)              -
Less amortization of beneficial
 conversion feature on Series A and Series B
   Preferred Stock                                         (920,700)       (493,305)
                                                        -----------     -----------

NET LOSS ATTRIBUTED TO COMMON STOCK                    $(10,236,257)   $ (1,285,467)
                                                       ============    ============

LOSS PER COMMON SHARE - BASIC AND DILUTED:
NET LOSS PER COMMON SHARE                               $     (0.61)     $    (0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               16,844,279      27,924,740


See accompanying Notes to Consolidated Financial Statements.


                                                            ASSURE ENERGY INC.
                                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           YEARS ENDED DECEMBER 31
                                                           2003            2002
                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $(9,201,807)      $(792,162)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depletion and depreciation                            10,434,034         724,247
   Accretion charge                                          46,104               -
   Unrealized gain on commodity hedging payable             (377,927)             -
   Amortization of debt discount                            112,200               -
   Options and warrants issued for services                 298,905               -
   Deferred income taxes                                   (876,875)         28,156
   Sale of toy patents                                            -           3,000
   Minority interest in consolidated subsidiary             (26,105)              -
   Equity income of unconsolidated subsidiary               (50,878)              -
Change in working capital items, net of acquisition:
   Accounts receivable                                     (242,577)       (930,089)
   Prepaid expenses and other current assets               (398,125)           (229)
   Accounts payable and accrued expenses                  2,073,740         936,031
   Income tax payable                                      (212,819)              -
                                                        -----------     -----------
Net cash provided by (used in) operating activities       1,577,870         (31,046)
                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                   (3,764,501)     (1,394,521)
   Contributions to restricted cash                         (53,991)        (54,893)
   Business acquisition transaction costs                (7,303,773)     (2,051,645)
                                                        -----------     -----------
Net cash used in investing activities                   (11,122,265)     (3,501,059)
                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from demand bank loan                           556,816               -
   Proceeds from long-term debt, net of repayments        4,310,050       1,883,871
   Proceeds from sale of common stock                     6,929,062       1,750,000
   Proceeds from sale of preferred stock                          -       1,025,000
                                                        -----------     -----------
Net cash provided by financing activities                11,795,928       4,658,871
                                                        -----------     -----------
Effect of exchange rate changes on cash                     101,602          72,699
                                                        -----------     -----------
Increase in cash                                          2,353,135       1,199,465
Cash, beginning of period                                 1,216,754          17,289
                                                        -----------     -----------
Cash, end of period                                      $3,569,889      $1,216,754
                                                        ===========     ============
Supplemental disclosure
 of cash flow information:
   Cash paid during the year for interest               $   580,943     $   203,836
                                                        ===========     ============
Supplemental disclosure of
 non-cash financing activities:
   Conversion of debt to Series A Preferred Stock        $1,260,000       $1,250,000
                                                        ===========     ============
   Common stock issued for acquisition                   $        -       $2,108,421
                                                        ===========     ============
   Stock options and warrants issued for services        $  298,905     $         -
                                                        ===========     ============

See accompanying Notes to Consolidated Financial Statements.


                                                            ASSURE ENERGY INC.
                                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                          YEARS ENDED DECEMBER 31

                                                          2003                2002
                                                       ------------     ------------
NET LOSS                                               $ (9,201,807)    $  (792,162)
Unrealized hedging gain, net of taxes                       150,060               -
Foreign translation gain, net of taxes                    1,595,020          72,699
                                                       ------------     ------------
COMPREHENSIVE LOSS                                     $ (7,456,727)    $  (719,463)
                                                       ============     ============

See accompanying Notes to Consolidated Financial Statements.


                                 ASSURE ENERGY, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                          Preferred Stock                Common Stock
                                                                          ---------------                ------------

                                                                                      Amount
                                                                                     restated -
                                                                                      (see
                                                                         Shares       Note 2)         Shares           Amount
                                                                    ----------------------------------------------------------------

Balance, December 31, 2001                                                    --   $         --      31,326,000    $     31,326
Issuance of common stock for acquisition                                      --             --       3,600,000           3,600
Sale of common stock under private placement                                  --             --       2,100,000           2,100
Sale of Series A Preferred Stock                                           5,000        500,000              --              --
Conversion of long-term debt to Series A Preferred Stock                  12,500      1,250,000              --              --
Sale of toy  division  in  exchange  for  common  stock of former
shareholders; stock cancelled                                                 --             --     (21,660,000)        (21,660)
Sale of Series B Convertible Preferred Stock                               5,250        525,000              --              --
Beneficial conversion feature on Series A Preferred Stock and
Series B Convertible Preferred Stock                                          --     (1,841,333)             --              --
Amortization of beneficial conversion feature on Series A and
Series B Preferred Stock                                                      --        493,305              --              --
Other comprehensive income                                                    --             --              --              --
Net loss                                                                      --             --              --              --


                                                                     ----------------------------------------------------------
Balance, December 31, 2002                                                22,750        926,972      15,366,000          15,366
Sale of units under private placement                                         --             --       1,067,000           1,067
Exercise of Class A warrants                                                  --             --       1,538,100           1,538
Exercise of other warrants                                                    --             --          10,000              10
Exercise of Class A warrants                                                  --             --         234,000             234
Sale of common stock under private placement                                  --             --       1,085,000           1,085
Issued upon conversion of long-term debt                                      --             --         350,000             350
Series A Preferred Shares dividends                                           --             --              --              --
Series B Preferred Shares dividends                                           --             --              --              --
Stock option compensation expense (note 13 (d))                               --             --              --              --
Warrants expense (note 13 (c) and (d))                                        --             --              --              --
Amortization of beneficial conversion feature on Series A and
Series B Preferred Stock                                                      --        920,700              --              --
Debt discount (note 11)                                                       --             --              --              --
Debt discount (note 10)                                                       --             --              --              --
Other comprehensive income                                                    --             --              --              --
Net loss                                                                      --             --              --              --
                                                                    ===========================================================
Balance, December 31, 2003                                                22,750   $  1,847,672      19,650,100    $     19,650
                                                                    ===========================================================

                                                                       Additional
                                                                        Paid-in
                                                                        Capital                           Other           Total
                                                                       (restated -     Accumulated     Comprehensive   Stockholders'
                                                                       see Note 2)      Deficit            Income        Equity
                                                                    ----------------------------------------------------------------

Balance, December 31, 2001                                          $     52,469    $    (68,990)   $         --   $     14,805
Issuance of common stock for acquisition                               2,104,821              --              --      2,108,421
Sale of common stock under private placement                           1,747,900              --              --      1,750,000
Sale of Series A Preferred Stock                                              --              --              --        500,000
Conversion of long-term debt to Series A Preferred Stock                      --              --              --      1,250,000
Sale of toy  division  in  exchange  for  common  stock of former
shareholders; stock cancelled                                             21,060              --              --           (600)
Sale of Series B Convertible Preferred Stock                                  --              --              --        525,000
Beneficial conversion feature on Series A Preferred Stock and
Series B Convertible Preferred Stock                                   1,841,333              --              --             --
Amortization of beneficial conversion feature on Series A and
Series B Preferred Stock                                                (493,305)             --              --             --
Other comprehensive income                                                    --              --          72,699         72,699
Net loss                                                                      --        (792,162)             --       (792,162)

                                                                     ----------------------------------------------------------
Balance, December 31, 2002                                             5,274,278        (861,152)         72,699      5,428,163
Sale of units under private placement                                  2,398,881              --              --      2,399,948
Exercise of Class A warrants                                             510,653              --              --        512,191
Exercise of other warrants                                                29,990              --              --         30,000
Exercise of Class A warrants                                              77,690              --              --         77,924
Sale of common stock under private placement                           3,907,915              --              --      3,909,000
Issued upon conversion of long-term debt                               1,259,650              --              --      1,260,000
Series A Preferred Shares dividends                                           --         (87,500)             --        (87,500)
Series B Preferred Shares dividends                                           --         (26,250)             --        (26,250)
Stock option compensation expense (note 13 (d))                          102,345              --              --        102,345
Warrants expense (note 13 (c) and (d))                                   196,290              --              --        196,290
Amortization of beneficial conversion feature on Series A and
Series B Preferred Stock                                                (920,700)             --              --             --
Debt discount (note 11)                                                  400,200              --              --        400,200
Debt discount (note 10)                                                  117,000              --              --        117,000
Other comprehensive income                                                    --              --       1,745,080      1,745,080
Net loss                                                                      --      (9,201,807)             --     (9,201,807)
                                                                     ----------------------------------------------------------
Balance, December 31, 2003                                          $ 13,354,192    $(10,176,709)   $  1,817,779   $  6,862,584
                                                                     ==========================================================

See accompanying Notes to Consolidated Financial Statements.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Assure Energy, Inc. (the "Company") and its subsidiaries are engaged in the exploration, development and production of oil and natural gas in the Canadian provinces of Alberta, Saskatchewan and British Columbia.


         The Company (formerly Inventoy.com) was incorporated in the State of Delaware on August 11, 1999. From inception through March 31, 2002, the Company had been in the developmental stage. On March 14, 2002, the Company ceased operations in the toy design business. On August 27, 2002, the Company sold its toy designs to certain former officers and shareholders of the Company in exchange for all of their common stock in the Company amounting to 21,660,000 shares.

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


      Effective April 1, 2002, the Company acquired Assure Oil & Gas Corp. and Westerra 2000 Inc. Effective July 28, 2003 the Company had acquired approximately 48.5% of Quarry Oil & Gas Ltd. These three companies are incorporated in Canada and engaged in the exploration, development and production of oil and natural gas in Western Canada.

      On May 1, 2002, the Company changed its name to Assure Energy, Inc.

      On September 11, 2003, the Company changed its state of domicile from Delaware to Nevada. Effective February 9, 2004, the Company changed its place of domicile from Nevada to Alberta, Canada.

      The consolidated financial statements and related footnotes have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

      The consolidated financial statements present the results of operations of the Company for the years ended December 31, 2003 and 2002 and its wholly owned subsidiaries, Assure Oil & Gas Corp. and Westerra 2000 Inc. from April 1, 2002, the effective date of the acquisitions, and its partially owned subsidiary Quarry Oil & Gas Ltd. from July 28, 2003, the effective date of the acquisition. The Company owns approximately 48.5% of the issued and outstanding stock of Quarry and is the largest shareholder of Quarry. On March 27, 2001 Quarry issued 450,000 shares to the prior president and Chief Executive Officer of Quarry. The shares were not paid for and were issued in contravention of the governing Business Corporations Act. Quarry has made application for a court order directing the transfer agent of Quarry to cancel the 450,000 shares. Giving effect to this cancellation of these shares, the Company will own approximately 50.05% of the stock of Quarry. The Company has a management agreement with Quarry whereby employees of the Company provide management, operations and administrative services to Quarry. The Company effectively controls Quarry's operations and, as a result, has included the accounts of Quarry on a consolidated basis. All material intercompany accounts and transactions have been eliminated in consolidation.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31

NOTE 2 - RESTATED FINANCIAL STATEMENTS

      At December 31, 2002 certain equity accounts have been restated relating to the beneficial conversion feature of the Series A and Series B preferred stock. The effect of this restatement increases additional paid in capital by $1,841,333 and decreases preferred stock by $1,841,333. The effect of this restatement on operations was to increase the net loss per common share by $0.02 for the year ended December 31, 2002. The Company has determined that the effect of this restatement did not have a material effect on the previously issued quarterly reports.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. Among other requirements, the new standard requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. A reporting issue has arisen regarding the application of certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 to
         companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company believes amounts required to be reclassified out of oil and gas properties, net of accumulated depreciation and amortization and into a separate intangible assets line item would not be material. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair market value. Upon initial recognition of an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 in 2003. Upon adoption, the Company recorded a long-term asset retirement obligation of $139,675, increased net property and equipment by $105,023, and recognized a transition expense of $34,652

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

which  has  been  included  in  accretion   expense  in  the  accompanying  2003
consolidated statement of operations since such cumulative effect of the transition adjustment was immaterial.

Prior to the adoption of SFAS 143 in 2003, site restoration costs were accrued for the future restoration of the oil and gas properties back to their original condition. The accrual was based on management's best estimate of the future costs calculated on the unit of production basis, utilizing proved producing reserves.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for the initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN45 did not have an impact on the Company's consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS 123 in 2003 on a prospective basis whereby compensation expense was recorded in 2003 for all options granted after January 1, 2003.

During 2002, the Company used the intrinsic method for reporting stock options whereby no compensation expense was recognized for options granted. Had the Company adopted the fair value based method for employee options at the grant date the net loss for the year ended December 31, 2002 would have increased to $888,316 and had no material effect on the loss per share.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51" ("FIN 46" or "Interpretation"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities ("VIEs"). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interest in making this determination. At December 31, 2003, the Company did not have any entities that would qualify for consolidation in accordance with the provisions of FIN 46. Therefore, the adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only.

The adoption of SFAS 149 did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

BUSINESS COMBINATIONS

Business acquisitions are accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations".

PROPERTY AND EQUIPMENT

Oil and gas properties are accounted for using the full cost method of accounting, whereby all costs associated with acquisition, exploration and development of oil and gas properties, including directly related internal costs and asset retirement obligations, are capitalized on a country by country cost center basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, related plant and production equipment costs, site restoration and abandonment costs and overhead charges directly related to acquisition, exploration and development activities.

Capitalized costs, excluding costs related to unproved properties, are depleted and depreciated using the unit of production method based on estimated recoverable proven oil and gas reserves as determined by independent petroleum engineers. Petroleum and natural gas reserves and production are converted to equivalent units of crude oil using a ratio of six thousand cubic feet of natural gas to one barrel of oil.

As at December 31, 2003, approximately $50,000 (2002 - $Nil) of administration expenses related to exploration and development activities had been capitalized.

Costs of acquiring and evaluating unproved properties, including any related capitalized interest expense, are initially excluded from depletion calculations. These unevaluated properties are assessed annually to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of impairment is included in the depletion calculation.

Proceeds from the sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would result in a greater than 20% change in the depletion and depreciation rate.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PROPERTY AND EQUIPMENT (CONTINUED)

In applying the full cost method, the Company performs a ceiling test on properties which restricts the capitalized costs, less accumulated depletion and related deferred income taxes, from exceeding an amount equal to the present value of estimated future net revenues using period-end prices, after giving effect to cash flow hedge positions from estimated future production of proved oil and natural gas reserves (as determined by independent petroleum engineers), less estimated future expenditures to be incurred in developing and producing the proved reserves; plus the cost of unproved properties not being depleted; plus the lower of cost or fair market value of unproved properties included in the costs being depleted; less the income tax effects related to differences between the book and tax basis of the unproved properties. The Company includes asset retirement costs in the capitalized costs subject to the ceiling test and excludes the cash outflows needed to settle the recorded asset retirement obligations from the calculation of estimated future net revenues. Estimated future net revenues are based upon sales prices achievable under existing contracts and posted average reference prices in effect at year end and estimated future costs are based on current costs, and are computed using a discount factor of ten percent and assuming continuation of existing economic conditions. If unamortized costs capitalized, less related deferred taxes, exceed the cost center ceiling, the excess is charged to expense during the period in which the excess occurs. Amounts written off are not reinstated for any subsequent increase in the cost center ceiling.

During 2003, the Company's management, through its standard property assessment and ceiling test procedures, determined that the net book value of its oil and gas properties exceeded the ceiling test limitation by $7.3 million and, accordingly, determined that such properties were impaired. Consequently, these excess costs were expensed as additional depletion and depreciation in the Company's results of operations for the year ended December 31, 2003.

Furniture and fixtures are depreciated over the estimated useful lives of the assets, generally five years. Maintenance and repairs are expensed as incurred while major renewals and improvements are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no long-lived impaired assets at December 31, 2003.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The Company, through its subsidiary Quarry, owns 49% of the common shares of Keantha Holdings Inc. ("Keantha"), a company incorporated in Canada. The Company accounts for it's investment in Keantha using the equity method of accounting, whereby the investment was initially recorded at cost and adjusted to recognize after-tax income or losses and reduced by dividends received. The investment is carried at the lower of cost or market value.

JOINT VENTURES

From time to time, certain petroleum and natural gas activities are conducted through joint ventures with unrelated third parties. These financial statements reflect only the Company's proportionate interest in such ventures.

REVENUE RECOGNITION

Revenue, from the production of oil and natural gas net of royalties paid, is earned when title passes to the customer.

STOCK BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value method of accounting for stock based compensation following the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. Under this method, the fair value of stock options granted to employees is recorded as a compensation expense over the period of vesting of the stock options. The Company has used a prospective approach in adopting SFAS 123 whereby the fair value method is used for stock options granted in 2003 and thereafter. No adjustment was made to prior year retained earnings. For 2002, the Company accounted for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation" and the Company elected to use the intrinsic method to account for stock based compensation relating to employees. When the exercise price of employee stock options equaled or exceeded the market price of the underlying stock as of the grant date, no compensation expense was recorded. The Company provided the pro forma effects of employee stock based compensation using the fair value method. With respect to stock based compensation granted to non-employees, the Company recorded an expense equal to the fair value of the option on the measurement date, which is either the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

COMMODITY CONTRACTS

Derivative financial instruments, utilized to manage or reduce commodity price risk related to the Company's production, are accounted for under the provisions of FAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", and related interpretations. Under this statement, all derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in the statement of operations. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The Company may use derivative instruments to manage exposures to commodity prices, foreign currency and interest rate risks. The Company's objectives for holding derivatives are to achieve a consistent level of cash flow to support its capital budgeting and expenditure plans and to maximize internal rates of return for capital projects including property acquisition investments. There were no open commodity contracts at December 31, 2003.

NET LOSS PER SHARE

The Company presents basic and diluted loss per share in accordance with the provisions of SFAS No. 128 Earnings per Share. Under SFAS 128, the basic loss per share is computed by dividing the net loss available to common stockholders for the year by the weighted average number of common shares outstanding for the year. Net loss available to common stockholders is computed by taking the net loss and adding dividends on preferred stock. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of shares outstanding and the impact of all dilutive potential common stock equivalents. Common stock equivalents include warrants, options and convertible instruments. For all periods presented, diluted loss per share calculations do not differ from basic loss per share because the effect of all potential common stock equivalents were anti-dilutive and therefore not included in the calculation of diluted loss per share.

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss for the period, unrealized hedging transactions and foreign currency translation adjustments.

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including accounts receivable and accounts payable and accrued expenses, approximate fair value at December 31, 2003 because of the short term maturity of the instruments. The carrying value of the debenture payable and the long-term debt approximates fair value as of December 31, 2003 based upon debt terms available for entities under similar terms. The fair value of preferred stock is not readily determinable.

DEBT INSTRUMENTS

On issue of convertible debt instruments, the debt is discounted for the value of the beneficial conversion option, if any. The debt is subsequently reported at amortized cost. Amortization of the debt discount is recognized in the income statement as interest expense over the duration of the debt instrument.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

DEBT DISCOUNT

A debt discount is included in the value attributed to warrants issued in conjunction with a debt financing undertaken by the Company. These costs are being amortized over the term of the related debt (note 11).

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of the Company's subsidiaries is Canadian dollars. The assets and liabilities of these subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded in the statement of comprehensive loss while foreign currency transaction gains and losses are included in operations.

SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company determined, through a review of its geographic locations, organizational structure and business activities from which it earns revenues, that is has one industry segment, the exploration and production of oil and natural gas. Geographically, the Company conducts all of its operations in Canada and all its assets are located in Canada.

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

RECLASSIFICATIONS

Certain items included in prior year's consolidated financial statements have been reclassified to conform to current year presentation.

NOTE 4 - RESTRICTED CASH

Restricted cash at December 31, 2003 consists of $123,085 held by an agency of the Alberta Provincial Government that may only be utilized in the event that the Company does not fulfill its obligations regarding site restoration.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company's subsidiary, Quarry, holds a 49% interest in a corporation which is carried on an equity basis (note 6). During the period July 28, 2003 to December 31, 2003, the Company has recorded equity income in this unconsolidated subsidiary of $50,878 in the accompanying statement of operations.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 6 - ACQUISITIONS

Effective April 1, 2002, the Company acquired all of the issued and outstanding common stock of Assure Oil & Gas Corp. ("Oil & Gas"), an Ontario, Canada corporation, engaged in the exploration, development and production of oil and gas properties in Alberta, Canada, in exchange for 3,600,000 units of the Company valued at $2,108,421. The purchase price was determined based on the fair value of the assets acquired. Each unit consists of one share of the Company's common stock, one A warrant which entitles the holder to acquire another share of the Company's common stock at $0.33 per share and one B warrant which entitles the holder to acquire an additional share of the Company's common stock at $0.67 per share. The agreed to purchase price was allocated entirely to the Company's common stock as the A and B warrants were determined to have deminimus value at the date of acquisition. These warrants have a term of 4 years. In 2003, there was a modification to the terms of these warrants. This modification delayed the commencement of the exercise periods of the A warrants to October 1, 2003, resulting in the A warrants expiring September 30, 2007 and the B warrants to July 1, 2004, resulting in the B warrants, expiring June 30, 2008. The valuation impact on this modification was not material.

The acquisition of Oil & Gas was made for the purposes of gaining entry into the oil and gas industry in Canada. The acquisition was accounted for as a purchase. The purchase price of $2,108,421 has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The purchase price included the excess of the fair value over book basis of $992,482 which is attributable entirely to the oil and natural gas properties based upon an independent evaluation of proved oil and natural gas reserves. There were no intangible assets or goodwill acquired in this transaction. Total consideration paid has been allocated as follows:


         Current Assets                          $   369,028
         Oil and natural gas properties            1,887,435
         Accounts payable and accrued expenses      (148,042)
                                                 -----------

         Purchase price                          $ 2,108,421
                                                 ===========

Effective April 1, 2002, the Company acquired all of the issued and outstanding common stock of Westerra 2000, Inc. ("Westerra"), an Alberta, Canada corporation, engaged in the exploration, development and production of oil and gas properties in Alberta and Saskatchewan, Canada, for $2,407,430 in cash of which $2,051,645 was paid in 2002 with the balance of $355,785 being settled in 2003.


The acquisition of Westerra was made for the purposes of gaining entry into the oil and gas industry in Canada. The acquisition was accounted for as a purchase. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. Total consideration paid has been allocated as follows:


         Current assets                   $    8,700
         Oil and natural gas properties    2,398,730
                                          ----------

         Purchase price                   $2,407,430
                                          ==========

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 6 - ACQUISITIONS - CONTINUED

The results of operations of Oil & Gas and Westerra were included in the Company's results of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2002 have been prepared to give effect to the inclusion of the Oil & Gas and Westerra acquisitions as though the acquisitions had occurred as of January 1, 2002, giving effect to purchase accounting adjustments, if any. The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the Oil & Gas and Westerra acquisitions occurred as of an earlier date or results which may be reported in the future.

                                                                         Year Ended
                                                                       December 31, 2002
                                                                      -------------------
Revenue:
 Oil and gas                                                          $        1,439,699

 Other                                                                             6,704
                                                                      -------------------
     Total revenue                                                    $        1,446,403
                                                                      ===================
Net loss attributed to common stock                                   $       (1,094,469)
                                                                      ===================
Loss per common share - basic and diluted                             $            (0.04)
                                                                      ===================
Weighted average common stock outstanding - basic and diluted (a)             28,824,740
                                                                      ===================

(a) The weighted average number of shares have been increased by 900,000 to give effect to the acquisition of Oil & Gas by the issue of 3.6 million units as of January 1, 2002 on a pro forma basis.

Effective July 28, 2003, the Company acquired a total of 6,919,900 shares of Quarry Oil & Gas Ltd. ("Quarry"). The Company acquired 6,750,000 shares of Quarry pursuant to a Purchase Agreement (the "Agreement") dated March 6, 2003 and acquired an additional 169,900 shares through market transactions. The aggregate purchase price for the acquisition of the 6,919,900 Quarry shares, which represents approximately 48.5% of Quarry's outstanding common stock, was $6,947,988 which was paid in cash (the "Acquisition"). Quarry is an oil and natural gas exploration and development company located in Calgary, Canada with properties in Alberta and British Columbia, Canada. Prior to the Acquisition certain non-oil and gas assets had been transferred to a new entity, Keantha Holdings Inc. ("Keantha"), which is a Canadian subsidiary of Quarry. Quarry retained a 49% interest in this new entity. The 49% interest is recorded by Quarry as an investment in an unconsolidated subsidiary on an equity basis (note
5).

The Company made the Quarry acquisition for purposes of increasing its presence in the oil and gas industry in Canada. The acquisition of Quarry was accounted for as a purchase. The purchase price of $6,947,988 has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The purchase price included the excess of the fair value over book basis of $4,518,102 which is attributable entirely to the oil and natural gas properties based upon an independent evaluation of proved oil and natural gas reserves. Total consideration paid has been allocated as follows:

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 6 - ACQUISITIONS - CONTINUED

Current assets                                                                  $  1,124,002
Investment in  unconsolidated subsidiary                                             602,608
Oil and natural gas properties                                                    18,255,216
Asset retirement obligation                                                         (597,404)
Accounts payable and accrued expenses                                             (1,813,962)
Deferred taxes payable                                                            (2,039,022)
Notes payable bank                                                                (5,108,616)
Debenture payable                                                                 (1,084,301)
Minority interest                                                                 (2,390,533)
                                                                                ------------
Purchase price (including $181,210 of bank indebtedness in Quarry
as of the acquisition date.)                                                    $  6,947,988
                                                                                ============



The results of operations of Quarry are included on a consolidated basis in the Company's operating results effective July 28, 2003. The following unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2003 and 2002 have been prepared to give effect to the inclusion of the Quarry acquisition as though the acquisition had occurred as of January 1 of each respective year, giving effect to purchase accounting adjustments, if any. The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the Quarry acquisition occurred as of an earlier date or results which may be reported in the future.

                                                                YEARS ENDED DECEMBER 31
                                                                   2003           2002
                                                               ------------   ------------
Net revenue                                                    $ 11,370,481   $  2,736,865
                                                               ============   ============
Net loss attributed to common shares                           $ (9,618,443)  $ (1,056,440)
                                                               ============   ============
Earnings per common share - basic and diluted (a)              $      (0.57)  $      (0.04)
                                                               ============   ============
Basic weighted average common shares outstanding                 16,844,279     27,924,740
                                                               ============   ============


(a) Reflects the effect of preferred stock dividends and amortization of the beneficial conversion amount related to preferred stock issued

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 7 - OIL AND GAS PROPERTIES AND OTHER

                                                                         2003            2002
                                                                     ------------    ------------
Oil and natural gas properties:
   Proved oil and gas properties                                     $ 20,541,735    $  4,708,631
   Unproved properties not subject to amortization                      1,151,851          11,000
   Facilities and equipment                                             8,707,060         911,074
   Accumulated depletion and depreciation                             (11,343,115)       (961,037)
                                                                     ------------    ------------

Net oil and gas properties                                             19,057,531       4,669,668
                                                                     ------------    ------------

Other:
  Furniture and fixtures                                                   81,627          13,569
  Accumulated amortization                                                (53,607)         (1,651)
                                                                     ------------    ------------

Net other property and equipment                                           28,020          11,918
                                                                     ------------    ------------

Oil and gas properties and other, net of accumulated depletion and
amortization                                                         $ 19,085,551    $  4,681,586
                                                                     ============    ============


At December 31, 2003, costs amounting to $1,151,851 that were incurred on unproven properties have been excluded from oil and natural gas property costs subject to depletion. These costs consist primarily of acreage acquisition and related geological and geophysical costs and are expected to be evaluated within the next 3 years.

The Company applied the ceiling test to its capitalized assets, less related deferred taxes, at December 31, 2003 and determined that such costs exceeded the cost center ceiling by $7.3 million. This cost write-down has been recorded as additional depletion in the fourth quarter of 2003. This write-down resulted primarily from changes in proved reserve estimates due to technical and operating factors, and from adjustments to definitions of proved reserves pursuant to regulatory standard changes in Canada during the fourth quarter of 2003 (see Note 17 - Supplemental Oil and Gas Information (Unaudited)).

NOTE 8 - ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") for recording of asset retirement obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying cost of the long-lived asset. The asset retirement obligation of $866,780 at December 31, 2003 is based on the estimated cash flows required to settle any abandonment and site restoration obligations relating to the Company's oil and natural gas properties at the end of their useful lives. Payments to settle the obligations will occur on an ongoing basis over the lives of the related assets estimated to be for a period of up to 17 years.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 8 - ASSET RETIREMENT OBLIGATION -CONTINUED

The schedule below is a reconciliation of the Company's liability for year ended December 31, 2003:


Beginning balance, January 1, 2003                 $ 42,913
Adoption of FAS 143                                 139,675
Acquisitions                                        597,404
Liabilities incurred                                 40,684
Accretion                                            46,104
                                                   --------
                                                   $866,780
                                                   ========

NOTE 9 - DEMAND BANK LOAN

At December 31, 2003, the Company had available, through its partially-owned subsidiary Quarry, a $6.3 million revolving, operating demand loan facility with a Canadian chartered bank. The loan bears interest at the bank's prime rate plus 1% interest. The Company also had available through Quarry, a $1.9 million non-revolving acquisition and development demand loan facility at the same bank with interest payable at the bank's prime rate, which was 4.5% at December 31, 2003, plus 1.25%. The facilities are secured by a $15.4 million debenture over all the assets of Quarry.

Effective March 1, 2004 the available facilities were changed to $6.4 million to cover both the operating loan facility and the acquisition/development loan facility for the period March to April 2004. The bank will review Quarry's credit facilities on May 1, 2004.

As at December 31, 2003, Quarry had drawn down $5,591,925 against the operating loan facility and $424,215 against the acquisition/development loan facility.

Under the credit facility agreement with the bank, Quarry is subject to certain covenants. As at December 31, 2003, Quarry was not in compliance with a certain covenant requiring the Company to maintain a working capital ratio of not less that 1:0 to 1:0. The entire amount has been classified as a current liability; the bank has not demanded payment on the note as a result of this covenant violation, and has provided a waiver for the working capital covenant as at December 31, 2003.

The demand bank loan has a number of negative and affirmative covenants that require Quarry to conduct its business and operate its petroleum and natural gas reserves in accordance with good practices consistent with accepted industry standards and in compliance with all applicable corporate laws and environmental regulations. The covenants also require Quarry to maintain adequate books and records, carry an appropriate level of insurance and remit all taxes, assessments, crown royalties and similar government/regulatory charges on a timely basis.

In addition to certain reporting and other requirements, Quarry's loan is also subject to banking covenants that require it to maintain certain levels of working capital we well as banking covenants that restrict the distribution of retained earnings and capital without the prior consent of the financial institution.

As a result of the above, there exist loan provisions that restrict the transfer of funds from Quarry to the Company. The total amount of such restricted net assets included in the consolidation at December 31, 2003 approximates $2,521,500.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 10 - DEBENTURE PAYABLE

On July 28, 2003, the Company issued through a subsidiary a debenture payable for Canadian $1,250,000 (equivalent to $964,125 at the year-end currency exchange rate) to a company controlled by a former officer of Quarry which grants to the holder, a security position over all the assets of the Quarry (subordinated to the bank's security position), matures on November 1, 2004 and bears interest at the rate of 9% per annum, payable monthly. The holder has the right to convert the debenture into common shares of Quarry at any time after July 22, 2004 and prior to maturity at a price equal to the lesser of Canadian $1.33 per share or the 10 day weighted average trading price of Quarry's common shares, not to be lower than Canadian $0.75 per share. The face value of the debenture payable has been reduced for the beneficial conversion option of $117,000 and has been accounted for in the accompanying consolidated statement of stockholders' equity as additional paid-in capital and a discount on the debenture. This amount will be amortized over 15 months. The charge for amortization in 2003 was $39,000 (2002 - $Nil).


NOTE 11 - LONG-TERM DEBT

On March 15, 2003, the Company entered into a six year Subordinated Promissory Note Payable (the "Subordinated Note") with a foreign entity with a principal balance of $4,500,000. This Subordinated Note is unsecured and accrues interest at Citibank's prime rate (4.25% per annum at December 31, 2003) plus 3.5% per annum. No interest will be due until March 14, 2004, at which time all accrued and outstanding interest is due and payable. Thereafter, quarterly payments of principal and interest are due each June 15, September 15, December 15 and March
15. This note is subordinated to all present and future bank debt of the Company and its subsidiaries. The Company issued 450,000 common stock purchase warrants to purchase an equal number of the Company's common stock with an exercise price of $3.10 per share. These common stock purchase warrants may be exercised at any time during the five years commencing July 1, 2003. The Company allocated the proceeds of the financing based on relative fair values. The value attributed to the warrants was $400,200 of which $73,200 was amortized to December 31, 2003 as interest expense. The remaining $327,000 has been netted against long-term debt as debt discount.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 11 - LONG-TERM DEBT - CONTINUED

On December 5, 2003, the Company and the foreign entity agreed to a pay-down by the Company of $1,260,000 of the principal amount of the Subordinated Note. The foreign entity agreed to apply the pay-down amount to the purchase of 350,000 units of the Company's December 5, 2003 equity financing. Each unit is comprised of one common share and one Class C warrant that entitles the holder to acquire an additional common share at a price of $4.00 per share for a period of six months commencing on the earlier of the effective date of registration of the underlying shares or one year from the date of issuance. In the event that the Class C warrant is exercised, an additional Class D warrant is issuable which is exercisable at a price of $4.25 per share for a period of two years from issuance. The Company has the right to redeem the Class C warrant in the event that, during the exercise period, the closing bid price of the Company's common stock is equal to or greater than $4.50 per share for ten consecutive trading days. As a result of the pay-down, the Subordinated Note was cancelled and a new Subordinated Promissory Note Payable in the amount of $3,240,000 was issued on December 5, 2003 under the same terms and conditions as the Subordinated Note.

On December 28, 2002, the Company obtained a six-year note payable in the principal amount of Canadian $1,000,000, equivalent to $771,300 at the December 31, 2003 foreign exchange rate (2002 - $633,871). The note payable accrues interest at the Canadian bank prime rate (which was 4.5% per annum at December 31, 2003) plus 3.5% per annum. The first interest payment was due on December 28, 2003. Commencing in 2004, quarterly payments of principal and interest are due on March 28, June 28, September 28 and December 28 for five years until maturity on December 28, 2008. This note is subordinated to all present and future bank debt of the Company and its subsidiaries.

On April 23, 2002, the Company completed a $1,250,000 debt financing with a foreign corporate entity. During June 2002, the debt was converted into 12,500 Series A Preferred Stock (note 13(a)).

 The aggregate maturities of long-term debt at December 31, 2003 are as follows:


                                             2004                  $  640,260
                                             2005                     802,260
                                             2006                     802,260
                                             2007                     802,260
                                             2008                     802,260
                                             2009                     162,000
                                                                   ----------
                                                                   $4,011,300
                                                                   ==========

NOTE 12 - INCOME TAXES

As of December 31, 2003, the Company's parent, domiciled in the US, has net operating loss carryforwards of approximately $816,000 which may be utilized to offset future taxable income for United States Federal and New York State Corporate tax purposes. A portion of the net operating loss carryforwards begin to expire in 2014 with the majority beginning to expire in 2020. The Company's net operating loss carryforwards may be subject to a substantial limitation due to the change of ownership rules under Section 382 of the Internal Revenue Code. This net operating loss carryforward creates a deferred tax asset of approximately $300,000. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 12 - INCOME TAXES - CONTINUED

The Company's wholly-owned subsidiaries have a net operating loss of approximately $975,000 under The Income Tax Act (Canada). These net operating losses can be carried back three years and forward seven years to offset future taxable income. The Canadian entities have recorded a deferred tax recovery of $288,875 for the period from January 1, 2002 through December 31, 2003 relating to the timing differences between financial reporting and tax reporting relating to property and equipment. The Canadian net operating loss creates a deferred tax asset of approximately $358,000. Since it is more likely than not that the Canadian subsidiaries will realize a benefit from these net operating loss carryforwards a deferred tax asset has been recorded.

The net deferred tax liability results primarily from the difference in the tax basis and carrying value of property, plant and equipment.

Total income taxes were different than the amounts computed by applying the statutory federal income tax rate as follows:


                                                                                   YEAR ENDED DECEMBER 31
                                                                                    2003            2002
                                                                                -----------     -----------
Statutory federal income tax rate                                                        35%             35%
Computed "expected" federal income tax                                          $(3,602,025)    $  (267,322)
Tax effect of non-deductible write-down of assets                                 1,928,704              --
Tax effect of realized gains included in other
comprehensive income                                                                219,791              --
Change in valuation allowance                                                       208,193          91,341
Income attributed to minority interest and equity income,
pre-tax                                                                             (17,807)             --
Resource related differences                                                       (148,716)             --
Amortization of purchase price discrepancy on acquisitions                          174,206              --
Stock based compensation                                                            104,617              --
Non-deductible, non-cash items                                                       39,270         175,981
Other                                                                                 4,073          28,386
                                                                                -----------     -----------
                                                                                $(1,089,694)    $    28,386
                                                                                -----------     -----------


The tax effects of temporary differences that resulted in deferred tax liabilities and assets at December 31, 2003 and 2002 were as follows:

                                                                                     2003           2002
                                                                                 -----------    -----------
Deferred tax liabilities:
   Property and equipment                                                        $(1,656,737)   $  (239,926)
Deferred tax assets:
   Net operating losses                                                              657,515        303,111
Valuation allowance                                                                 (299,534)       (91,341)
                                                                                 -----------    -----------
Net deferred tax liability                                                       $(1,298,756)   $   (28,156)
                                                                                 -----------    -----------

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 13 - EQUITY TRANSACTIONS

(a) PREFERRED STOCK

On June 1, 2002, the Company sold 17,500 shares of Series A Preferred Stock ("Series A") with a stated value of $100 and a cumulative 5% dividend payable in cash or shares of the Company's common stock raising $1,750,000. The Series A is convertible at the option of the holder after two years, or if called for redemption by the Company, transferred into units of the Company at $1.50 per unit for every $1 of stated value. Units consist of one share of the Company's common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock exercisable at $1.75 per share at any time during the four year period commencing one year after the date of issuance. Based on trading prices in effect at the time of issue of the convertible Series A preferred stock, there is a beneficial conversion option value of $1,491,333.

During June 2002, $1,250,000 of debt was converted into 12,500 shares of the Company's Series A (note 11). On June 7, 2002, the Company issued an additional 5,000 shares of its Series A for $500,000. At December 31, 2003, the Series A had accumulated a dividend payable of $87,500 paid through the issuance of common stock in February 2004.


On August 27, 2002, the Company issued 5,250 shares of its Convertible Series B Preferred Stock ("Series B") raising $525,000. The Series B has a stated value of $100, a cumulative 5% dividend payable annually in cash or common stock of the Company, and the right to convert the Series B into units commencing on the second anniversary of the issuance of the Series B at $1.75 per unit for every $1 of stated value of preferred stock. Each unit consists of one share of the Company's common stock and one common stock purchase warrant exercisable at $2.00 per share, at any time during the four year period commencing one year from the date of issuance of the units. Based on trading prices in effect at the time of issue of the convertible Series B preferred stock, there is a beneficial conversion option value of $350,000.

At December 31, 2003, the Series B had accumulated a dividend payable of $26,250 paid through the issuance of common stock in February 2004.

On February 12, 2004 the Company issued 28,224 and 8,750 shares of their common stock, respectively, to the holders of shares of Series A and Series B Preferred Stock as a dividend in lieu of cash. These issuances were made in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933.

The face value of the Series A and B preferred shares has been reduced for the effect of the total beneficial conversion option value of $1,841,333 and has been accounted for in the accompanying consolidated statement of stockholders' equity as additional paid-in capital and a discount on these preferred shares for the year ended December 31, 2002. This beneficial conversion amount will be amortized over 2 years. The charge for amortization affecting the net loss attributed to common stock in the accompanying statements of operations for the year ended December 31, 2003 was $920,700 (year ended 2002 - $493,305).

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 13 - EQUITY TRANSACTIONS - CONTINUED

(b) COMMON STOCK

On February 15, 2002, the Board of Directors of the Company approved a plan, and filed an amended certificate of incorporation, to increase the Company's authorized capital from 20,000,000 shares to 100,000,000 shares.

The board of directors authorized a 4-for-1 common stock split with a record date of February 25, 2002 and another 3-for-2 common stock split with a record date of September 10, 2002. All share and per share information has been retroactively restated to reflect these stock splits.

On August 27, 2002, the Company sold its toy designs to certain former officers and shareholders of the Company in exchange for all of their common stock in the Company amounting to 21,660,000 shares. After the transaction the Company cancelled these shares and returned them to the status of authorized but unissued shares of common stock.

Effective April 1, 2002, the Company acquired all of the issued and outstanding common stock of Oil & Gas for 3,600,000 units. Each unit consists of one share of the Company's common stock, one A warrant which entitles the holder to acquire another share of the Company's common stock at $.33 per share and one B warrant which entitles the holder to acquire an additional share of the Company's common stock at $.67 per share. The A warrants are exercisable from October 1, 2003 through September 30, 2007 while the B warrants are exercisable from July 1, 2004 through June 30, 2008.

On May 8, 2002, the Company completed an equity financing with certain accredited investors, exempt from the registration provisions of the Securities Act of 1933, as amended by Rule 506 of Regulation D. In that financing, the Company received $1,750,000 in exchange for 2,100,000 units. Each unit consists of one share of the Company's common stock and one common stock purchase warrant entitling the holder to acquire another share of the Company's common stock exercisable at $1.00 per share, for a period of four years commencing July 1, 2003.


During February 2003, the Company entered into Subscription Agreements to sell 1,067,000 units for an aggregate of $2,400,750. Each unit consists of one share of the Company's common stock and one half common stock purchase warrant. Each full warrant entitles the holder to purchase one share of the Company's common stock at $2.50 per warrant share for a period of five years commencing from the date of issuance, February 26, 2003.


During October 2003, the Company issued 1,538,100 shares of its common stock upon the exercise of 1,538,100 shares of the A warrants for approximately $512,000. Additionally, the Company issued 10,000 shares of its common stock upon the exercise of 10,000 warrants for $30,000.

Effective December 29, 2003, the Company issued 234,000 shares of its common stock upon the exercise of 234,000 shares of the A warrants for approximately $78,000.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 13 - EQUITY TRANSACTIONS - CONTINUED

(b) COMMON STOCK - CONTINUED


Effective December 5, 2003, the Company completed a $5.166 million equity financing by issuing 1,435,000 units at $3.60 per unit. Each unit is comprised of one common share and one Class C warrant that entitles the holder to acquire an additional common share at a price of $4.00 per share for a period of six months commencing on the earlier of the effective date of registration of the underlying shares or one year from the date of issuance. In the event that the Class C warrant is exercised, an additional Class D warrant is issuable which is exercisable at a price of $4.25 per share for a period of two years from issuance. The Company has the right to redeem the Class C warrant in the event that, during the exercise period, the closing bid price of the Company's common stock is equal to or greater than $4.50 per share for ten consecutive trading days.

(C) WARRANTS

The Company has issued warrants in connection with the issue of common stock and financing (see notes (a) and (b) above and Note 11).

Warrants outstanding at December 31, 2003 are as follows:


                                                                                              2003                           2002
                                                                                        Weighted                       Weighted
                                                                   Number of       average exercise    Number of   average exercise
                                                                   warrants              price         warrants        price
                                                               --------------------------------------------------------------------
         Warrants outstanding, beginning of period                     7,200,000          $  0.50       -              $ -
         Issued:
         On acquisition of Oil and Gas
         Class A                                                                                       3,600,000      $ 0.33
         Class B                                                                                       3,600,000      $ 0.67
         On completion of equity financing                             2,100,000          $  1.00       -             $   --
         Subscription agreement                                          533,500          $  2.50       -             $   --
         In connection with financing                                    450,000          $  3.10       -             $   --
         In connection with consulting services                          100,000          $  3.00       -             $   --
         Exercised:
         A warrants                                                  (1,538,100)          $  0.33       -             $   --
         A warrants                                                    (234,000)          $  0.33       -             $   --
         Other warrants                                                 (10,000)          $  3.00       -             $   --
-----------------------------------------------------------------------------------------------------------------------------------
         Warrants outstanding, end of period                           8,601,400          $  0.92      7,200,000      $ 0.50
-----------------------------------------------------------------------------------------------------------------------------------
         Weighted average remaining contractual  life                  4.1 years                       5.1 years

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 13 - EQUITY TRANSACTIONS - CONTINUED

(c) WARRANTS - CONTINUED

During 2003, the Company has included $92,686 in general and administrative expenses for the fair value of 100,000 warrants issued in connection with consulting services and $112,200 in interest expense in respect of warrants issued in conjunction with the subordinated promissory note payable (note 11) .

The Company's calculations for warrants during the year ended December 31, 2003 were made using an appropriate option-pricing model using the following assumptions: expected volatility 30%, risk free interest rate 2.3%, expected life in years 3 and dividend yield 0%.

(d) STOCK OPTIONS

The Company has issued non-statutory stock options to officers, a director and employees, and an unrelated third party vendor as partial compensation for services rendered.

On October 1, 2002, the Company granted an officer 100,000 options to purchase an equal number of the Company's common stock at an exercise price of $2.75 per share (which is the market price of the stock at the grant date), through September 30, 2005. The first 50,000 stock options vest on the earlier of March 31, 2003 or upon the Company achieving 1,000 barrels of oil per day or its natural gas equivalent. The remaining 50,000 stock options vest on the first anniversary of the vesting date. These options have been valued at approximately $40,000.

On October 1, 2002, the Company entered into a Consulting Service Agreement (the "Service Agreement") with an unrelated third party (the "Consultant"). The services by the Consultant included media and investor relations. As part of the Service Agreement the Consultant was granted 200,000 options to purchase an equal number of common stock at an exercise price of $2.75 per share through September 30, 2004. The options vested immediately and $92,686 representing the fair value of the options was expensed in 2003. The Service Agreement was terminated in 2003 and the options were cancelled. The fair value of options issued was determined using an appropriate option pricing model and the following assumptions: expected volatility of 30%, risk free interest rate of 2.44% and expected life of two years.

On October 1, 2002, the Company issued 20,000 options to an individual who is a director of the Company with an exercise price of $2.75 per share, which is the fair value at the grant date, through September 30, 2005. The first 10,000 stock options vest on the earlier of March 31, 2003 or upon the Company achieving 1,000 barrels of oil per day or its natural gas equivalent. The remaining 10,000 stock options vest on the first anniversary of the vesting date. These options have been valued at approximately $4,000.

On August 28, 2003, the Company granted 50,000 options to a consultant to purchase an equal number of the Company's common stock, with an exercise price of $3 per share, which is the fair value at the grant date and exercisable for five years from the vesting date. The vesting date for 25,000 options is the earlier of August 28, 2004 or when the Company achieves production of 2,000 barrels of oil per day or its natural gas equivalent. The remaining 25,000 shares vest on the first anniversary of the vesting date. These options have been valued at approximately $41,000.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 13 - EQUITY TRANSACTIONS - CONTINUED

(d) STOCK OPTIONS (CONTINUED)

On August 29, 2003, the Company granted 225,000 stock options to three employees to purchase an equal number of the Company's common stock. The options have an exercise price of $3 per share, which is the fair value at the grant date and are exercisable for five years from the vesting date. The vesting date for 75,000 options is the earlier of March 31, 2004 or when the Company achieves production of 2,500 barrels of oil per day or its natural gas equivalent. The next 75,000 options vest on the earlier of September 30, 2004 or when the Company achieves production of 3,000 barrels of oil per day or its natural gas equivalent. The remaining 75,000 options vest on the earlier of March 31, 2005 or when the Company achieves production of 3,000 barrels of oil per day or its natural gas equivalent. These options have been valued at approximately $225,000.

On September 4, 2003, the Company granted 30,000 options to purchase an equal number of the Company's common stock to one of its directors. The options have an exercise price of $3 per share, which is the fair value at the grant date, and are exercisable at any time during the period ending September 3, 2006. These options have been valued at approximately $24,000

Effective March 4, 2004 the Company issued 75,000 options to purchase an equal number of the Company's common stock to one of its officers. The options have an exercise price of $4.20 per share, which is the fair value at the grant date and are exercisable for five years from the vesting date. The vesting date for 25,000 of these options is the earlier of March 31, 2004 or when the Company achieves production of 2,500 barrels of oil per day or its natural gas equivalent. The next 25,000 options vest on the earlier of September 30, 2004 or when the Company achieves production of 3,000 barrels of oil per day or its natural gas equivalent. The remaining 25,000 options vest on the earlier of March 31, 2005 or when the Company achieves production of 3,000 barrels of oil per day or its natural gas equivalent. All production levels referred to herein are referred to on a consolidated basis.

Effective March 4, 2004 the Company issued 5,000 options to an employee to purchase an equal number of the Company's common stock. The options have an exercise price of $4.20 per share, which is the fair value at the grant date and are exercisable for five years from the vesting date. 2,500 of the options vest on September 4, 2004 and the remaining 2,500 options vest on March 4, 2005.

A summary of the Company's stock option activity during the years ended December 31, 2003 and 2002 is as follows:

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 13 - EQUITY TRANSACTIONS - CONTINUED

(d) STOCK OPTIONS (CONTINUED)

                                                                               2003                           2002
                                                  -----------------------------------------------------------------
                                                  Number of shares     Weighted                       Weighted
                                                                       average       Number of         average
                                                                    exercise price    shares       exercise price
Options outstanding, beginning of period                320,000       $    2.75           --         $       --

Issued                                                  305,000       $    3.00      320,000         $    2.75

Cancelled                                              (200,000)      $    2.75           --         $    2.75
                                                  -----------------------------------------------------------------

Options outstanding, end of period                      425,000       $    2.93      320,000         $    2.75
                                                  -----------------------------------------------------------------
Weighted average remaining contractual  life           3.8 years                   1.6 years
                                                  -----------------------------------------------------------------

Options exercisable, end of period                       75,000       $    2.80      100,000         $    2.75
                                                  -----------------------------------------------------------------



In 2003, the Company adopted the fair value method of accounting for stock-based compensation related to employees and non-employee directors using a prospective method whereby compensation expense was recorded in 2003 for all options granted during 2003.

The fair value of options issued in 2003 was determined using an appropriate option pricing model and the following assumptions: expected volatility of 27% - 30%, risk free interest rate of 2.44%, expected lives of three to five years and dividend yield 0%. The fair value of the options is recognized as an expense over the vesting period of the options. During 2003, $102,345 was recorded as compensation expense for stock options.

During 2003, the Company also expensed an additional $103,160 with respect to options issued to a consultant.

During 2002, the Company used the intrinsic method for reporting stock options whereby no compensation expense was recognized for options granted. Had the Company adopted the fair value based method for employee options at the grant date the net loss for the year ended December 31, 2002 would have increased to $888,316 and had no material effect on the loss per share.

The Company's calculations for employee option grants during the year ended December 31, 2002 were made using an appropriate option-pricing model using the following assumptions: expected volatility 27% - 30%, risk free interest rate 2.3%, expected life in years 3 and dividend yield 0%.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company has operating leases for its corporate headquarters. The leases expires on December 31, 2005 and January 31, 2007 and annual payments due under the leases are as follows:
                                 2004           $ 116,296
                                 2005             122,927
                                 2006              79,580
                                 2007               6,632

LITIGATION

On February 19, 2003, an action was brought against the Company in the Court of Queen's Bench of Alberta (Canada), Judicial District of Calgary. The allegation is that the Company owes monies to the plaintiffs pursuant to a Share Purchase Agreement dated May 30, 2002. The plaintiffs are seeking approximately Canadian $350,000 plus accrued interest at 6% per annum from January 15, 2003. Effective February 10, 2004, the Company settled this matter and obtained certain other concessions in exchange for a payment by the Company of Canadian $450,000 (equivalent to $355,785).The Company has recorded the settlement amount in the 2003 financial statements. The cost of the settlement is recorded as an additional purchase cost relating to the acquisition of Westerra and the Company has recorded a liability under accounts payable for the same amount.

As detailed in Note 1, the Company's partially owned subsidiary, Quarry, has made an application in the Court of Queen's Bench of Alberta for the Court to issue an order to cancel the 450,000 shares issued to the former president and Chief Executive Officer of Quarry, as these were issued without due consideration being received by Quarry.

On June 2, 2003 the former President and Chief Executive Officer of Quarry filed a Statement of Claim for damages in the Court of the Queen's Bench of Alberta against Quarry claiming Canadian $240,000 in respect of termination and severance pay. Quarry is contesting this claim and filed a Statement of Defense on July 2, 2003.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 14 - COMMITMENTS AND CONTINGENCIES - CONTINUED

PRODUCTION BONUS POOL

Certain employees of the Company have the right to participate in the Company's production bonus pool. The production bonus pool is a cash pool to be funded by the Company based on the sustained barrel of oil per day or its natural gas equivalent production of all oil and gas properties in which the Company or its subsidiaries have a working interest. Initial funding of the pool will commence on reaching 2,000 barrels of oil or its natural gas equivalent production per day for a period of 120 consecutive days. Additional funding is required upon the Company's reaching additional production milestones. Maximum funding in the aggregate amount of Canadian $1,075,000, payable in stock or cash, is required if the Company reaches sustained production for 120 consecutive days of 5,000 barrels of oil or its natural gas equivalent per day. Allocations from the production bonus pool are subject to the discretion of the Company's board of directors which shall also determine the other employees of the Company and its subsidiaries eligible for participation in the pool.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

At December 31, 2003, all of the Company's cash is held outside of the United States. The Company had deposits with commercial financial institutions which at times, may exceed the Canadian insured limits of approximately $40,000. Management has placed these funds in high quality institutions in order to minimize the risk.

NOTE 16 - RELATED PARTY TRANSACTIONS

Effective December 1, 2003 the Company entered into an agreement, through Assure Oil & Gas Corp., with Quarry pursuant to which the Company paid Quarry a Canadian $450,000 prospect fee and drilled two wells at its sole expense, on certain farmout lands of Quarry located in northeast British Columbia. The Company earned a 100% working interest in the two wells before payout and a 50% working interest thereafter. Additionally, the Company has earned 50% of Quarry's pre-farmout interest in the balance of the farmout land.

Effective September 15, 2003, the Company entered into a Management Services Agreement, through Assure Oil & Gas Corp. with Quarry for supplying Quarry with the services of certain employees that have management or operational expertise. In consideration thereof, Quarry is paying a monthly fee to Assure equal to a percentage of the costs incurred in providing such services and the extent of the services provided.

NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following supplemental information regarding oil and natural gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - CONTINUED

OIL AND GAS RESERVES

The following is a summary of the estimated quantities of the Company's proved crude oil and natural gas reserves as of December 31, 2003 and 2002, as estimated by an independent qualified engineering firm.

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made.

All of the Company's reserves are located in Canada. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling, production history, new geological and geophysical data and changes in economic conditions.

The independent engineers prepared their report on the Company's reserves at December 31, 2003 in accordance with new reporting requirements for Canadian oil and gas companies introduced in the fourth quarter of 2003 by Canadian securities regulators. The Company experienced a technical revision in estimated quantities of reserves which was the primary reason for the $7.3 million ceiling test write-down recorded in 2003.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - CONTINUED

                                                              YEARS ENDED DECEMBER 31,
                                                           -----------------------------
CRUDE OIL (THOUSANDS OF BARRELS)                                2003             2002
                                                           -----------------------------
Beginning of year                                                   166               --
Extensions, discoveries and other additions                         203               --
Production                                                         (133)             (13)
Purchase of reserves in place                                     1,485              179
Revisions of prior estimates                                       (144)              --
                                                           -----------------------------
End of year                                                       1,577              166
                                                           =============================
Proved developed reserves:                                        1,409              153
                                                           =============================
Percentage of reserves developed                                   89.3%            92.1%
                                                           =============================
Minority interest in proved reserves                                812               --
                                                           =============================


                                                              YEARS ENDED DECEMBER 31,
                                                           -----------------------------
NATURAL GAS (MILLIONS CUBIC FEET)                               2003             2002
                                                           -----------------------------
Beginning of year                                                1,881                --
Extensions, discoveries and other additions                        769                --
Production                                                        (633)             (314)
Purchase of reserves in place                                    1,461             2,195
Revisions of prior estimates                                      (926)               --
                                                           =============================
End of year                                                      2,552             1,881
                                                           =============================
Proved developed reserves:                                       2,344             1,674
                                                           =============================
Percentage of reserves developed                                  91.8%             89.0%
                                                           =============================
Minority interest in proved reserves                             1,314                --
                                                           =============================

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - CONTINUED

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

The following table sets forth the aggregate amounts of capitalized costs relating to the Company's oil and natural gas producing activities and the aggregate amount of related accumulated depletion as of December 31, 2003 and 2002:

                                                                     2003                    2002
                                                           ----------------------------------------
Unproved properties not being amortized                     $    1,151,851          $       11,000
Proved properties being amortized                               29,248,795               5,619,705
Less accumulated depletion                                     (11,343,115)               (961,037)
                                                           ----------------------------------------
 Net capitalized costs                                      $   19,057,531          $    4,669,668
                                                           ========================================

COSTS INCURRED IN OIL AND GAS PROPERTY, ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

The following table reflects the costs incurred in oil and natural gas property acquisition, exploration, and development activities during the years ended December 31, 2003 and 2002:



                                                                     YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                                       2003                   2002
                                                           ----------------------------------------
Property and acquisition costs                                $  21,005,440            $ 4,286,165

Exploration costs                                                    43,300                     --
Development costs                                                 3,721,201              1,344,540
                                                           ----------------------------------------
                                                              $  24,769,941            $ 5,630,705
                                                           ========================================


HISTORICAL RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

The following table reflects the results of the Company's oil and gas producing activities during the years ended December 31, 2003 and 2002:

                                                                 YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                                     2003                   2002
                                                           --------------------------------------
Operating revenues, net                                      $  4,973,092             $  962,203
Costs and expenses:
Production                                                      2,247,558                299,622
Accretion                                                          46,104                     --
Depreciation, depletion and amortization                       10,382,078                724,247
                                                           --------------------------------------
Total costs and expenses                                       12,675,740              1,023,869
                                                           --------------------------------------
Loss before income taxes                                       (7,702,648)               (61,666)
Provision (benefit) for income taxes                           (1,089,694)                28,386
                                                           --------------------------------------
Results of operations                                        $ (6,612,954)            $  (90,052)
                                                           ======================================

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 17 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - CONTINUED

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's interest in proved oil and gas reserves as of December 31, 2003 and 2002:


                                                                   YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                                        2003                  2002
                                                           -----------------------------------------
Future cash inflows                                          $    44,665,983      $     12,207,000
Future development costs                                          (1,199,372)              (71,000)
Future production costs                                          (18,265,155)           (4,586,000)
                                                           -----------------------------------------
Future net cash inflows before income taxes                       25,201,456             7,550,000
Future income taxes                                               (1,730,834)           (1,092,000)
                                                           -----------------------------------------
Future net cash flows                                             23,470,622             6,458,000
10% discount factor                                               (7,221,682)           (1,516,000)
                                                           -----------------------------------------
Standardized measure of discounted future net cash inflows   $    16,248,940      $      4,942,000
                                                           =========================================


For 2003, includes approximately $6,242,753 of discounted future net cash flows attributed to a 51.5% minority interest of a consolidated subsidiary. The average prices related to proved reserves at December 31, 2003 and 2002 were $24.04 and $17.73, respectively, per barrel of crude oil and $4.77 and $3.78, respectively, per thousand cubic feet of natural gas.

CHANGES IN MEASURE OF STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is an analysis of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2003 and 2002:

                                                                         2003                 2002
                                                               --------------------------------------
Beginning of year                                                $  4,942,000        $          --
Discoveries and extensions, net of related future costs             4,301,841                   --
Net changes in prices and production costs                         (1,218,415)                  --
Accretion of discount                                                 494,200                   --
Revisions of previous estimates                                    (4,079,724)                  --
Development costs incurred                                             38,605                   --
Sales and transfers                                                (2,725,534)            (676,537)
Net purchases of reserves in place                                 13,442,794            5,618,537
Net change in income taxes                                          1,330,241                   --
Other                                                                (277,068)                  --
                                                               --------------------------------------
Standardized measure of discounted future net cash inflows       $ 16,248,940        $   4,942,000
                                                               ======================================

For 2003, includes approximately $6,242,753 of discounted future net cash flows attributed to a 51.5% minority interest of a consolidated subsidiary.

                                                             ASSURE ENERGY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     DECEMBER 31


NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2003                                                    Q1            Q2            Q3                   Q4       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Operating revenues                           $   1,074,142   $     884,229   $   1,882,104   $   1,132,617  $  4,973,092

Operating loss                                    (283,986)       (576,231)       (825,463)     (8,647,152)  (10,332,832)

Net loss                                          (380,574)       (534,131)     (1,169,053)     (7,118,049)  (9,201,807)
Loss per common share - basic and
diluted                                      $       (0.03)  $       (0.03)  $       (0.07)  $       (0.48) $     (0.61)



2002                                                    Q1              Q2              Q3              Q4       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Operating revenues                           $          --   $     232,711   $     362,624   $      366,868 $   962,203

Operating loss                                    (105,423)         (2,867)        (96,493)      (558,993)     (763,776)

Net loss                                          (105,498)        (2,867)        (96,493)       (587,304)     (792,162)
Loss per common share - basic and
diluted (1)                                  $       (0.01)  $          --   $       (0.01)  $      (0.03)  $     (0.05)


(1) The loss per common share - basis and diluted have been restated to show the effect of the beneficial conversion feature on the Series A and Series B Preferred Stock. The restatement resulted in an increase in the net loss attributed to common stock, resulting in an increase in the loss per common share - basic and diluted in the amount $0.01 in quarter 3 and a $0.01 in quarter 4, with a total increase in 2002 of $0.02 (See Note 2).